Form 10-K
period 1993-12-31
OGLEBAY NORTON CO
filed 1994-03-29
CIK 73918

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-K


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1993 Commission file number 0-663

                           OGLEBAY NORTON COMPANY
             (Exact name of Registrant as specified in its charter)

                Delaware                                34-0158970
     -------------------------------                -----------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         1100 Superior Avenue, Cleveland, Ohio            44114-2598
        ----------------------------------------          ----------
        (Address of principal executive offices)          (Zip Code)

       Registrant's telephone number, including Area Code (216) 861-3300

          Securities registered pursuant to Section 12(g) of the Act:
             Common Stock                    Rights to Purchase
             $1 Par Value                     Preferred Stock
             ------------                     ---------------

Shares of Common Stock with associated Rights to Purchase Preferred Stock
outstanding at March 7, 1994:    2,498,776

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 7, 1994 (based upon excluding the total number of shares reported under Item 12 hereof) was $37,584,984.

Portions of the following documents are incorporated by reference:

    Proxy Statement for 1994 Annual Meeting of Stockholders (Part III)

The Exhibit Index is located herein beginning at sequential page _____.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X  .  No _______.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                     PART I

ITEM 1.   BUSINESS

A.   GENERAL - INDUSTRY SEGMENTS

          The Registrant, which was incorporated in Delaware in 1931, its wholly owned subsidiaries and its predecessor organizations have been engaged in the transportation, mining and sale of industrial minerals, iron ore and coal since 1854. The principal offices of the Registrant are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2598.

          The information regarding the approximate amounts of consolidated sales and revenues (including sales commissions, royalties and management fees), consolidated profit from operations and consolidated identifiable assets for the three years ended December 31, 1993, attributable to each of the Registrant's industry segments, appears on pages 39 through 42 of this Annual Report on Form 10-K.


B.   PRINCIPAL PRODUCTS AND SERVICES

          1.   MARINE TRANSPORTATION

          The Registrant, through its Columbia Transportation Division and Pringle Transit Company, a wholly owned subsidiary, operates self-unloading vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargo on the Great Lakes.

          The self-unloader fleet consists of fifteen (15) vessels, of which thirteen (13) are operated by the Columbia Transportation Division and two (2) are operated by Pringle Transit Company. The Registrant has commenced steps to transfer the Pringle operations to its Columbia Transportation Division and anticipates the transfer to be completed early in the second quarter.

          Twelve (12) of the vessels are owned by the Registrant and three (3) are leased as described below. The vessels' cargo capacities range in size from 13,500 tons to 60,000 tons. The newest vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of Great Lakes vessels is due to a scheduled program of regular winter maintenance and periodic rebuilding and to the lack of corrosion because of freshwater operations.

          One of the owned vessels, the "Columbia Star", a 1000-foot Great Lakes self-unloading bulk carrier, has been financed through the use of bonds issued pursuant to Title XI of the Merchant Marine Act of 1936, as amended. See

Note F of the Notes to Consolidated Financial Statements for disclosure of financial data with respect to these bonds.

          One leased vessel, the Wolverine, is leased and operated by the Registrant under a bareboat charter agreement which expires in 1999 and is renewable thereafter for up to ten years. The agreement provides an option to purchase the equity position in the vessel on the charter hire payment date in each year and an option to purchase the vessel at the end of the charter period. The two other leased vessels, the Roesch and the Thayer, are leased and operated by Pringle Transit Company under bareboat subcharter and charter agreements which expire in 1998 and provide options to purchase the vessels at the end of the subcharter and charter terms, respectively.

          The standard annual Great Lakes vessel season of navigation is 260 days. In 1993, the Registrant operated eleven (11) vessels during the season. The Registrant's fleet carried approximately 3% more tons of commodities than in 1992.

     2.   INDUSTRIAL MINERALS

     IRON ORE

          The Registrant held iron ore mining rights located near Eveleth, Minnesota, which were assigned in exchange for an overriding royalty to Eveleth Taconite Company ("Taconite Company") and Eveleth Expansion Company ("Expansion Com- pany"), in which the Registrant and its wholly owned subsidiary, ONCO Eveleth Company, hold 15% and 20.5% interests, respectively ("Eveleth Mines"). The Eveleth Mines reserves are sufficient to support the normal level of operations for 40 years. The Registrant also has a contract to serve, on a fee basis, as Manager of the Eveleth Mines operations.

          In addition to the mine, the Eveleth facility consists of a concentrating and pellet production plant, located approximately eight miles south of the mine. In 1993, 3,138,945 long tons of taconite pellets were produced. The Registrant sold its share of Eveleth pellets, approximately 700,000 long tons, under contracts or on the open market.

          Eveleth Mines is a cost-sharing operation. The basic agreements, entered into as of December 1, 1974, govern the operation for the life of the mine. Under the basic agreements, Eveleth Mines is required to operate at full capacity, with participants sharing fixed and variable costs in proportion to their respective equity interests. These agreements were modified, effective as of January 1,

1991, to permit the participants greater production flexibility and to alter the cost-sharing arrangements through December 31, 1996. Under the modified agreements, each of the participants pays fixed costs in proportion to its equity interest and variable costs in proportion to the amount of iron ore nominated by it.

          Eveleth Mines reached agreement on a new labor contract with the United Steelworkers of America in the fourth quarter of 1993. The agreement, which has been ratified by the work force, will expire on August 1, 1999.

          One of the participants, with a 35% equity interest, has not taken any iron ore from Eveleth Mines since September 1992. That participant continues to pay its share of fixed costs. Preliminary discussions have been held regarding that participant's possible exit from Eveleth Mines. No agreement has been reached regarding the terms or timing of any such exit. Until those terms have been set, it is impossible to predict how any such exit might affect the continued viability of Eveleth Mines.

     INDUSTRIAL SANDS

          The Registrant has three wholly owned subsidiaries engaged in the production of industrial sands. These subsidiaries are listed in the following table.

                                                         Minimum
Subsidiary or Division                Current Capacity   Years of
  Name and Location       Products    (tons in 1000's)   Reserves(1)
- ----------------------    --------    ----------------   --------
California Silica         Construction,       550          17.4
Products Company          Golf Course and
San Juan Capistrano,      Stucco Sand
California

Central Silica Company    Glass, Foundry      780          35.2(2)
Zanesville, Ohio          and Pulverized
                          Sand

Texas Mining Company      Fracture and      1,240          50.1(3)
Brady, Texas              Pulverized Sand

(1)  Based on full production at current rated annual capacity.

(2) The increase in the minimum years of reserves from prior years is due to acquisition of additional reserves.

(3) The decrease in the minimum years of reserves from prior years is due to a recalculation of the ore deposit's recoverable tonnage.

          The Registrant's three silica sand subsidiaries produced approximately 1,265,650 tons of sand in 1993.

          The finished products produced by the Registrant's industrial sand business move by truck and rail to consumers.

     3.   MANUFACTURING

          The Registrant's manufacturing operations consist of the design, manufacturing and marketing of hot topping products and continuous casting refractories used in molten steel processing and the custom blending of metallurgical powders used in the treatment of molten steel. The briquetting plant produces fluorspar briquettes and dries fluorspar purchased from Mexico. The following subsidiaries and two divisions make up the Registrant's manufacturing operations.

     Ferro Engineering Division(1)
     Cleveland, Ohio

     Canadian Ferro Hot Metal Specialties Limited(2)
     Hamilton, Ontario, Canada

     Indiana Manufacturing Company Inc.(2)
     Dunkirk, Indiana

     Tuscarawas Manufacturing Company(2)
     Uhrichsville, Ohio

     West Minerals Division
     ONCO Minerals, Inc.(2)
     Warren, Ohio

     Brownsville Briquetting Plant(1)
     Brownsville, Texas

     (1)  A division of the Registrant.

     (2)  A wholly owned subsidiary of the Registrant.

               Canadian Ferro Hot Metal Specialties Limited, Indiana Manufacturing Company Inc., ONCO Minerals, Inc. and Tuscarawas Manufacturing Company own the plants and properties on which the plants are located. The Registrant owns the Ferro Engineering Division plant site in Cleveland, Ohio. The Brownsville plant is held under a lease which expires July 31, 1999.

          4.   OTHER

               The Registrant owns a coal transfer facility at Ceredo, West Virginia, on the Ohio River. This facility transferred 4,137,071 tons of coal in 1993, which is approximately 27% less than 1992 due to a nine-month, nationwide strike by the United Mine Workers of America during 1993. The Registrant has entered into an agreement for the sale of this facility which, subject to the fulfillment of certain conditions, will be concluded in the third quarter of 1994.

               The Registrant sold substantially all of the assets of its Licking River Terminal facility located at Wilder, Kentucky, to Newport Steel Corporation on December 31, 1993. This facility had not operated since July 1992.

               The Registrant's wholly owned subsidiary, National Perlite Products Company, became inactive as of January 31, 1994. Prior to the cessation of operations, National Perlite had not been mining perlite ore from its reserves near Malad City, Idaho. It had continued to expand perlite until its closure.


C.   COMPETITION

          The Registrant experiences intense competition in all of its business segments from both foreign and domestic companies with which it competes in supplying products and services or which offer alternative choices as to modes of transportation. Vessel rates are an important factor as to the ability of the Registrant's Great Lakes fleet to compete with other independent and captive fleets, railroads and other providers of surface transportation. The Registrant believes that product quality, differentiation and customer service are significant competitive considerations for all of its business segments.


D.   ENVIRONMENTAL, HEALTH AND SAFETY CONSIDERATIONS

          The Registrant is subject to various other environmental laws and regulations imposed by federal, state and local governments. The Registrant cannot reasonably estimate future costs, if any, related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations have not been significant in 1993 and prior years. Although it is possible that the Registrant's future operating results could be affected by future costs of environmental compliance, it is management's belief that such costs will not have a material effect on the Registrant's consolidated financial position. The Registrant is unable at this time to predict the effects of recently enacted amendments to the Clean Air Act upon its business.


E.   PRINCIPAL CUSTOMERS

          More than 10% of the Registrant's 1993 sales and revenues was attributable to each of Armco Steel Company, L.P. and LTV Steel Company, Inc. A long-term vessel transportation contract and a contract for iron ore pellets were the primary sources of revenues from Armco Steel Company, L.P. In the case of LTV Steel Company, Inc., revenues were largely attributable to coal-loading and vessel transportation services and manufactured products sold in 1993.

F.   EMPLOYEES

          At December 31, 1993, the Registrant and its subsidiaries employed 1,390 persons.


ITEM 2.   PROPERTIES

          The Registrant's principal operating properties are described in response to Item 1. The Registrant's executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.


ITEM 3.   LEGAL PROCEEDINGS

          (1) The suit filed by Ray W. Bauman to recover royalties and profits and for punitive damages against Laxare, Inc. for allegedly unlawfully mining coal was dismissed by the Circuit Court of Boone County, West Virginia, on January 21, 1994.

          (2) The Registrant's subsidiary, Laxare, Inc., was named in a Complaint dated December 27, 1988, along with Cannelton Industries, Inc. and Thomas G. Williams, Jr., a Lessor of Laxare, Inc., in the Circuit Court of Boone County, West Virginia. The Plaintiffs, Mary Catherine Marks and Josephine W. Luther, allege that defendant Thomas Williams has unlawfully withheld royalties from coal mined from the leased premises and that Laxare, Inc. was negligent in its verification of the title to the leased premises, which has resulted in Plaintiffs not receiving royalties.

          (3) On January 9, 1989, Laxare, Inc. was served with an Action for Declaratory Judgment filed by Thomas G. Williams, Jr. and his sister, Sarah M. Williams, against John Chesley Williams, Mary Catherine Marks, Josephine W. Luther, Cannelton Industries, Inc. and Laxare, Inc. in the Circuit Court of Kanawha County, West Virginia, in which Mr. Williams asked the Court to interpret various documents related to the above-described suit.

               Both actions have been combined in the Circuit Court of Kanawha County, West Virginia.

               On October 1, 1993, the Court denied Laxare, Inc.'s Motion for Summary Judgment on the question of the leasehold's legal validity and required it to submit briefs in support of all of its affirmative defenses. A joint scheduling order is being drafted by the parties for submission to the Court. Trial is anticipated for later in 1994. The Registrant has not been able to assess the extent of damages in the event of an adverse decision in this case.

          (4) The Registrant; its wholly owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company and The United Steel Workers of America, Local 6860, have been named Defendants in a Complaint filed on August 16, 1988, in Federal District Court, 5th District of Minnesota, by Lois E. Jenson and Patricia S. Kosmach, in their own behalf and on behalf of all others similarly situated. The Complaint alleges both sexual harassment and sexual discrimination under Title VII of the Civil Rights Act of 1964 (the Act), Title 42, United States Code, 2000e et seq., and under the provision of the Minnesota Human Rights Act, Minnesota Statutes, Section 363.01 et seq.

          (5) On November 22, 1988, Kathleen P. O'Brien Anderson, a former employee of Eveleth Mines, filed a Notice of Charge of Discrimination with the Equal Employment Opportunity Commission, alleging sexual harassment and sexual discrimination. Ms. Anderson was issued, by the Equal Employment Opportunity Commission, a Notice of Right to Sue, which has been consolidated with the preceding Federal Court proceeding.

               These proceedings have been certified as a class action. This matter was tried in December 1992 and February 1993.

               On May 14, 1993, the Court issued its decision, dismissing seven of Plaintiffs' nine claims of discrimination and harassment against Defendants, Oglebay Norton Taconite Company and the Registrant. In addition, it was determined that as Eveleth Taconite Company, Eveleth Expansion Company and Eveleth Expansion Financing Corporation were not "employers", as defined under the Act, they were dismissed as parties defendant. This dismissal, however, does not relieve them of their contractual obligations to the Registrant and Oglebay Norton Taconite Company.

               The Registrant and Oglebay Norton Taconite Company received unfavorable decisions on the remaining two claims, one involving discrimination in the promotion of hourly employees to step-up foreman and the other harassment. Proceedings continue with regard to the two remaining counts against the Registrant and its subsidiary. As final orders have not been issued, the opportunity for appeal is not yet available. No assessment of potential loss can be predicted at this time. All or a portion of any loss in respect of this litigation may be covered by insurance, although at this time no assessment can be made as to the ultimate scope of insurance coverage available.

          (6) On February 26, 1993, a Complaint was filed by Lois E. Jenson and Kathleen O'Brien Anderson in the United States District Court, District of Minnesota, Fifth Division, naming the Registrant; its wholly owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and The United Steel

Workers of America, Local 6860, Defendants. The Complaint alleges violations of Title VII of the Civil Rights Act of 1964, Title 42, United States Code,
Section 2000e et seq., as amended by the Civil Rights Act of 1991, and the Minnesota Human Rights Act, Minnesota Statutes, Section 363.01 et seq. The Plaintiffs seek injunctive relief, back pay, with triple damages, and compensatory and punitive damages in unspecified amounts. This suit is considered by counsel to be superfluous and barred by the doctrine of res judicata due to the fact that these same Plaintiffs filed a related suit in 1988, which was tried in December 1992 and February 1993 and for which a ruling was rendered on May 14, 1993. An answer has been filed to this Complaint. No assessment of potential loss can be predicted at this time.

          (7) The Registrant and certain of its subsidiaries are involved in various other claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Registrant continues to monitor this situation.

          (8) The Registrant, as Manager of Eveleth Mines, has received a number of demands for arbitration with respect to management of Eveleth Mines and the allocation of certain costs, including the right of the Registrant to allocate the cost of the litigation referred to above in paragraphs (4) and (5) among the participants, submitted by a participant with a 35% equity interest. Arbitration panels have not been selected to date, and no discovery has taken place. As noted above under the heading "Iron Ore" beginning on page 3, the 35% owner has not taken any iron ore from Eveleth Mines since September 1992 and has expressed an interest in exiting from Eveleth Mines.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matter was submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

          The executive officers of the Registrant as of March 7, 1994, unless otherwise indicated, were as follows.

        Name                Executive Office                   Age
- --------------------  --------------------------------         ---
R. Thomas Green, Jr.  Chairman of the Board, President
                      and Chief Executive Officer
                      (since 1992); Executive Vice
                      President (1990-1992); Vice
                      President-Iron Ore Operations
                      (1984-1990); and Director                 56

Thomas J. Croyle      Vice President-General Manager of Ferro
                      Engineering Division (since 1988)         44

Edward G. Jaicks      Vice President-Marketing (since
                      1992)                                     37

Richard J. Kessler    Vice President-Finance (since 1981),
                      and Development (since February 23,
                      1994) and Treasurer (since 1974)          57

H. William Ruf        Vice President-Administrative and
                      Legal Affairs (since February 23,
                      1994); Vice President-Human Resources
                      (1993-1994); Vice President-Employee
                      Relations (1992-1993); Vice President-
                      Personnel and Industrial Relations
                      (1978-1992)                               59

John L. Selis         Vice President-Iron Ore (since
                      February 23, 1994); Vice President-
                      Iron Ore Operations (1992 to
                      February 23, 1994); Vice President-
                      Administration (1981-1992) and Law
                      (1986-1992)                               57

Stuart H. Theis       Vice President-Marine Transportation
                      (since January 1, 1994); Assistant to
                      the President (December 28, 1992-
                      December 31,1993)                         51

David A. Kuhn         Secretary (since 1981) and General
                      Counsel (since March 1, 1992)             64

          Two executive officers, August F. Bradfish, Vice President-Industrial Minerals, and Frank A. Castle, Vice President-General Manager of Columbia Transportation Division, retired as of January 31, 1994, and December 31, 1993, respectively.

          Except as noted above, all executive officers of the Registrant have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                    Part II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
          RELATED STOCKHOLDER MATTERS


The Company's Common Stock, par value $1 per share, as reported by NASDAQ is traded on the Over-The-Counter Market. The following is a summary of the market ranges and dividends declared for each quarterly period in 1993 and 1992 for the Common Stock.



     Quarterly                                          Dividends
      Period              High           Low            Declared
     ---------            ----           ---            ---------
1993    4th               $23            $19-1/4            $.20
        3rd                22             18                 .20
        2nd                24-1/2         20                 .20
        1st                26-1/4         22-1/2             .20


1992    4th               $29            $23                $.20
        3rd                32-1/4         27-1/2             .40
        2nd                36-1/2         31                 .40
        1st                35-1/2         28-1/2             .40





As of December 31, 1993, there were 543 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars in Thousands, Except Per Share Amounts)
                                                                                                  YEAR ENDED

                                                                                      1993              1992
                                                                                  ------------------------------
OPERATIONS

Net sales and operating revenues                                                   $   159,736        $   148,690
Sales commissions, royalties and management fees                                         3,710              5,321
                                                                                   -----------        -----------
Gross operating revenues                                                           $   163,446        $   154,011
                                                                                   ===========        ===========
Income (loss) from continuing operations
   before taxes                                                                    $     9,554        $   (49,761)
Income taxes                                                                             2,292            (17,612)
                                                                                   -----------         -----------
Income (loss) from continuing operations                                                 7,262            (32,149)
Discontinued operation                                                                                      2,440
                                                                                   -----------        -----------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                                           7,262            (29,709)
Extraordinary provision1                                                                                   (9,978)
Cumulative effects of changes in accounting2                                                              (17,006)
                                                                                   -----------        -----------
Net income (loss)3                                                                 $     7,262        $   (56,693)
                                                                                   ===========        ===========

Depreciation and amortization                                                           13,432             16,165
Expenditures for properties and equipment                                                2,921              8,727

PER SHARE DATA

Continuing operations                                                              $      2.89        $    (12.79)
Discontinued operation                                                                     -0-                .97
                                                                                   -----------        -----------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                                            2.89             (11.82)
Extraordinary provision1                                                                                    (3.97)
Cumulative effects of changes in accounting2                                                                (6.77)
                                                                                   -----------        -----------
Net income (loss)3                                                                 $      2.89        $    (22.56)
                                                                                   ===========        ===========

Dividends                                                                          $       .80        $      1.40
                                                                                   ===========        ===========

OTHER STATISTICS

Total assets                                                                       $   259,682        $   263,974
Long-term debt                                                                          69,344             80,534
Other long-term liabilities                                                             80,607             85,838
Dividends declared                                                                       2,009              3,518
Average shares of Common Stock outstanding                                           2,511,545          2,512,926
Shares of Common Stock outstanding at
    year-end                                                                         2,503,926          2,512,926


1    Extraordinary provision relates to the Coal Industry Retiree Health Benefit Act of 1992, as further described in Note I to the consolidated financial statements.
2    Cumulative effects of changes in accounting are for postretirement benefits other than pensions and vessel inspection costs in 1992, as further described in Note A to the consolidated financial statements.


DECEMBER 31

                    1991                            1990                              1989
- ------------------------------------------------------------------------------------------------------------------------
               $  144,249                        $  159,951                        $  145,402
                    4,594                             6,210                             6,791
               ----------                        ----------                        ----------
               $  148,843                          $166,161                          $152,193
               ==========                        ==========                        ==========

               $    3,839                        $    7,006                        $    4,705
                      528                             1,829                             1,272
               ----------                        ----------                        ----------
                    3,311                             5,177                             3,433
                    1,816                             1,773                             1,574
               ----------                        ----------                        ----------

                    5,127                             6,950                             5,007


               ----------                        ----------                        ----------
               $    5,127                        $    6,950                        $    5,007
               ==========                        ==========                        ==========

                   15,878                            13,691                            12,970
                    3,506                            63,894                             3,030



               $     1.32                        $     2.03                        $     1.33
                      .72                               .69                               .61
               ----------                        ----------                        ----------

                     2.04                              2.72                              1.94


               ----------                        ----------                        ----------
               $     2.04                        $     2.72                        $     1.94
               ==========                        ==========                        ==========

               $     1.60                        $     1.60                        $     1.60
               ==========                        ==========                        ==========


               $  291,133                        $  303,862                        $  245,219
                   87,937                            99,839                            48,492
                   52,209                            53,253                            53,743
                    4,022                             4,084                             4,160
                2,513,767                         2,555,750                         2,580,925

                2,512,926                         2,517,153                         2,578,116

3    The net loss for 1992 includes the effects of capacity rationalization, asset impairments, and a loss on the disposal of a business as further described in Notes G and H to the consolidated financial statements.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

          The Company's operating activities provided cash of $7,764,000 in 1993 as compared to $22,109,000 in 1992 and $24,891,000 in 1991. The increased cash provided from operations the past two years resulted from the timing of certain transactions at the end of 1991 and 1990. At the end of 1991, the Company sold its Licking River Terminal long-term coal dumping contract to a third party for $12,500,000. The proceeds from the sale were collected at the beginning of 1992 reducing accounts receivable, established at the time of the sale, and increasing cash from operations. At the beginning of 1991, the Company sold inventories and collected related accounts receivable for certain iron ore transactions which occurred at the end of 1990, increasing cash from operations by $14,295,000. In 1993, accounts receivable included $1,500,000 related to the sale of assets which caused a decline in cash provided by operating activities.

          In November 1993, the Company repaid $10,000,000 outstanding on its revolving credit and reborrowed $10,000,000 in December 1993. The Company repaid a total of $20,000,000 of borrowings under its revolving credit in January and September 1992 and borrowed a total of $15,000,000 in February and October 1992. In May 1991, the Company borrowed $6,000,000 under its revolving credit for working capital purposes and repaid the amount borrowed in July and August. In December 1993, the Company refinanced its Title XI Ship Financing Bonds at a cost of $652,000, reducing the fixed interest rate from 9.65% to 5.3%. The reduction in interest will result in cumulative savings approximating $3,200,000 over the life of the Bonds.

          In 1993 and 1991, the Company purchased 9,000 and 4,227 shares, respectively, of its Common Stock on the open market for $189,000 and $118,000, respectively, and placed these shares in treasury. The Company declared and paid dividends on a quarterly basis amounting to $.80 per share in 1993, $1.40 per share in 1992 and $1.60 per share in 1991. Dividends paid were $2,009,000 in 1993 compared to $3,518,000 and $4,022,000 in 1992 and 1991, respectively.
In the fourth quarter of 1992, the Company's Board of Directors approved a reduction of the quarterly dividend from $.40 per share of Common Stock to $.20 per share. The equivalent dollars resulting from this action will be used to help advance the Company's strategic businesses.

          Expenditures for property and equipment amounted to $2,921,000 in 1993 compared to $8,727,000 and $3,506,000 in 1992 and 1991, respectively.
Vessel inspection costs of $364,000 and $2,782,000 are included in 1993 and 1992 expenditures, respectively, capitalized as a result of a change in accounting for such costs, as further described in Note A to the consolidated financial statements. Expenditures for 1992 also include $2,400,000 of property and equipment acquired as a part of West Minerals, Inc. No significant capital expenditures for 1994 are currently anticipated.

          LTV Steel Company, Inc. (LTV) sought protection from its creditors under Chapter 11 of the Bankruptcy Code in 1986; and the U. S. bankruptcy court authorized LTV to reject the Company's long-term iron ore sales and vessel transportation contracts. In 1991, an agreement with LTV regarding the Company's unsecured bankruptcy claim was approved by the Court. In 1993, the Company sold for cash its claim against LTV, resulting in a $2,653,000 pretax gain after the retirement of $4,412,000 of long-term receivables. As previously mentioned, the Company sold its Licking River Terminal long-term dumping contract in 1991. In 1993, the Company sold the assets of the Terminal resulting in a $1,326,000 pretax gain. The Company's wholly-owned subsidiary, Saginaw Mining Company, ceased operation of its St. Clairsville, Ohio coal mine and began the mine closing process in 1992. Operation of the mine was discontinued as a result of a decision by a major public utility customer to terminate its long-term contract with the Company which provided for the sale of substantially all the mine's high-sulphur coal to that customer. Upon termination of the contract, the utility customer paid the Company $1,952,000 which was recognized as a gain on shutdown of this discontinued operation. Permanent closure of the mine was completed in 1993. Final settlement and customer funding of the closure costs has been extended to July 31, 1994, at the request of the customer. The Company's wholly-owned subsidiary, T & B Foundry, was disposed of in 1992 resulting in a $3,300,000 pretax loss. The above dispositions are further described in Note G to the consolidated financial statements.

          The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1993 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

          Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1994. As was demonstrated by the Company's 1993 refinancing of its Title XI Bonds, all financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.


RESULTS OF OPERATIONS

          Net sales, operating revenues, sales commissions, royalties and management fees from continuing operations amounted to $163,446,000 in 1993 as compared to $154,011,000 and $148,843,000 in 1992 and 1991, respectively.
Income from continuing operations before taxes was $9,554,000 in 1993 as compared to a loss from continuing operations of $49,761,000 in 1992 and income of $3,839,000 in 1991. Net income for 1993 was $7,262,000 or $2.89 per share on 2,511,545 average shares as compared to a net loss of $56,693,000 or $22.56 per share in 1992 on 2,512,926 average shares and net income of $5,127,000 or $2.04 per share in 1991 on 2,513,767 average shares.

          Included in 1993 revenues is the $2,653,000 gain on the sale of the Company's unsecured bankruptcy claim and the $1,326,000 gain on the sale of the Company's Licking River Terminal assets. Notes G and K to the consolidated financial statements further describe these 1993 transactions. Revenues include a $1,544,000 gain in 1992 on the disposal of certain undeveloped Iron Ore and Industrial Sands properties and a $5,777,000 gain in 1991 on the sale of the Company's Licking River Terminal long-term coal dumping contract. Included in interest, dividends and other income in 1991 is interest income of $2,728,000 attributable to a federal income tax refund.

          Income from continuing operations before taxes for 1993 was reduced $1,700,000 as the result of a reserve against doubtful coal customer accounts receivable and $652,000 related to the Company's refinancing of its Title XI Bonds. The loss from continuing operations for 1992 was increased $47,912,000 for a provision for capacity rationalization, asset impairment charges and a loss on the disposal of a business. Notes G, H and K to the consolidated financial statements further describe these charges. In 1991, income from continuing operations before taxes was reduced $1,593,000 related to asset impairment charges, as further described in Note H to the consolidated financial statements.

          In 1992 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions." As a part of adopting SFAS No. 106, the Company recorded a one-time, non-cash charge of $17,541,000 or $6.98 per share in 1992. The Company also changed its method of accounting for vessel inspection costs from expensing such costs over one shipping season to deferring these costs and amortizing them over five shipping seasons between required inspections. This change in accounting has resulted in a cumulative adjustment which decreased the 1992 net loss by $534,000 or $.21 per share. Note A to the consolidated financial statements further describes these changes in accounting. The net loss for 1992 was increased $9,978,000 or $3.97 per share for an extraordinary provision for the Coal Industry Retiree Health Benefit Act of 1992. This 1992 legislation requires former coal mining companies to assume certain health care benefit obligations for retired coal miners and their dependents, as further described in Note I to the consolidated financial statements.

          In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company must adopt in 1994. Under the new rules, the Company's marketable equity investments will be classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on investments classified as available-for-sale are carried as a separate component of stockholders' equity, net of taxes. Presently, the Company reports such investments at the lower of cost or market and as long-term in the consolidated balance sheet. The Company will adopt the new standard in the first quarter of 1994, which will result in an approximate $2,972,000 increase in stockholders' equity as of January 1, 1994.

          In 1993, the Company reevaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 8.5% to 7.25% to better reflect market rates. The assumed health care cost trend rate will decline by 1.25% and the expected long-term rate of return on assets will be adjusted from 9.5% to 9% in 1994. The change in assumptions did not affect 1993 net income and will not have a significant effect on net income in 1994. Postretirement benefits are further described in Note D to the consolidated financial statements.

          Depressed economic conditions in the steel industry and the previously mentioned charges adversely affected the Company's 1992 operating results. In 1993, strong order levels experienced by the Company's steel industry customers as well as effective cost management have contributed significantly to 1993 operating results. The Company continues to stress quality products, cost reductions and improved marketing practices for its products and services in order to remain competitive within the industries served.

          The operating results of the Company's business segments for the three years ended December 31, 1993 are discussed below. Segments were redefined in 1993 resulting in an insignificant reclassification of prior years' information. It is the policy of the Company to allocate certain corporate general and administrative expenses to its business segments.

MARINE TRANSPORTATION - Operating revenues amounted to $73,143,000 in 1993 which was 4% greater than revenues of $70,654,000 in 1992, and was comparable to revenues of $73,090,000 in 1991. Operating profit was $10,791,000 in 1993 which was a 13% and 26% increase over 1992 and 1991 levels of $9,538,000 and $8,571,000, respectively. Income from continuing operations before taxes was $5,492,000 in 1993 compared to $2,228,000 and $1,498,000 in 1992 and 1991, respectively.

          Revenues improved in 1993 for the Company's Great Lakes vessel fleet as operating days increased 6% from an extended sailing season and a 1% increase in the average rate per ton was realized due to a better commodity mix, compared to 1992 levels. The 1993 average rate per ton declined 5% compared to the 1991 rate. The fleet experienced 3% and 5% increases in tonnage carried in 1993, representing a record level, compared to 1992 and 1991 tonnage, respectively. Transportation of iron ore increased, while coal and stone shipments declined. Coal shipments were adversely affected by coal industry labor disputes. Ten vessels sailed for the full season and one vessel sailed for part of the season in 1993 compared to eleven and thirteen vessels operating for almost full seasons in 1992 and 1991, respectively.

          The 1993 operating profit improvement compared to prior years was primarily the result of improved revenues and lower operating costs. Asset impairment charges in 1992 relate primarily to adjusted carrying values of certain vessels in the Company's fleet based on market conditions in this industry. Depreciation expense declined in 1993 as a result of the prior year asset impairment charges. Depreciation was greater in 1992 compared to 1991 expense due to the acquisition of two vessels at the end of 1990. Interest expense declined in 1993 compared to prior years, as a result of lower interest rates and reductions in outstanding debt. The Title XI Bonds fixed interest rate reduction from 9.65% to 5.3% at the end of 1993, as further described in Note F to the consolidated financial statements, will reduce interest expense in 1994.

          A new four-year labor agreement was signed in the fourth quarter of 1993 covering the licensed officers and engineers in the Company's fleet. This agreement helps assure uninterrupted operation of this important segment of the Company's business.

INDUSTRIAL MINERALS

IRON ORE - Net sales, royalties and management fees for iron ore amounted to $23,634,000 in 1993, a 26% and 24% increase over 1992 and 1991 levels of
$18,821,000 and $18,998,000, respectively. Operating profit contribution was $4,031,000 compared to operating losses of $2,832,000 in 1992 and $1,741,000 in 1991. Income from continuing operations was $3,405,000 in 1993 compared to losses of $38,206,000 in 1992 and $2,911,000 in 1991.

          The Company, in addition to its sales to long-term contract customers, attempts to sell the balance of its share of Eveleth Mines' iron ore production each year on the open spot market to steel producers. Iron ore spot market demand has been depressed the past three years; therefore, the Company has not been successful in selling its iron ore at competitive prices. Price pressure from the Company's customers continues as a result of excess capacity in the iron ore industry. The Company is continuing its efforts in responding to this pressure through increased productivity, managed cost reduction and more aggressive marketing.

          In 1992, the Company recorded a provision for capacity rationalization of $34,694,000, and asset impairment charges of $330,000, as disclosed in Note H to the consolidated financial statements. The charges resulted from depressed economic conditions in the steel industry and Eveleth's high costs, which caused certain partners in Eveleth Mines to continue to acquire their iron ore requirements from other sources rather than produce them at Eveleth. While the Company might conclude otherwise at a later date, the treatment of its Eveleth investment should not be viewed as an abandonment of its iron ore business. Preliminary discussions have been held regarding one of the partners possible exit from Eveleth Mines. No agreement has been reached regarding the terms or timing of any such exit. Until those terms have been set, it is impossible to predict how this event may affect the continued viability of Eveleth Mines.

          Revenues increased in 1993 primarily due to a 65% and 74% increase in iron ore pellet tonnage sold compared to 1992 and 1991, respectively. Spot market sales to long-term contract customers and other new customers accounted for the increase in 1993. Eveleth Mines was shut down for part of 1992. The improvement was partially offset by a 14% and 21% decline in the average selling price per ton in 1993 compared to 1992 and 1991 average prices, respectively. Capacity rationalization steps taken in 1992 improved operating profit in 1993 by $5,220,000. In addition, increased revenues and productivity and reduced costs contributed to the 1993 improvement. A $550,000 gain on the sale of certain undeveloped iron ore properties reduced the loss from continuing operations in 1992. Interest expense declined in 1993, compared to prior years, due to reductions in outstanding debt.

          Late in the fourth quarter of 1993, the Company reached a new collective bargaining agreement with members of the United Steel Workers of America at Eveleth Mines. Early in 1994, the six-year agreement was ratified by the Eveleth work force.

INDUSTRIAL SANDS - Net sales for 1993 amounted to $26,606,000 compared to $24,447,000 and $23,326,000 in 1992 and 1991, respectively. Operating profit was $1,827,000 in 1993 compared to $944,000 and $910,000 in 1992 and 1991, respectively. Income from continuing operations before taxes was $1,846,000 in 1993 compared to a loss of $2,699,000 in 1992 and income of $537,000 in 1991. Included in 1992 is a gain on the sale of certain undeveloped sand properties which reduced the loss by $993,000. Asset impairment charges of $4,640,000 and $400,000 were recorded at the end of 1992 and 1991, respectively. These charges resulted from changes in market conditions and circumstances that have impaired certain asset carrying values at the Company's Texas Mining Company and California Silica Products Company.

          Central Silica Company, the Company's Ohio sand producer, experienced 13% and 29% increases in sales in 1993 compared to 1992 and 1991, respectively. Central's 1993 operating profit improved 29% and 53% compared to 1992 and 1991, respectively. Tonnage sold in 1993 declined 13% compared to 1992 and increased 10% compared to the 1991 level. The gross margin on sand products sold improved in 1993 by 54% and 44% compared to 1992 and 1991, respectively. The 1993 sales and profit improvements were principally due to a magnetic separation process implemented in the fourth quarter of 1992 which enabled Central to obtain new business. The improvements were partially offset by reductions in plant capacity for certain Central Silica customers in 1993.

          Texas Mining Company sales in 1993 were comparable to 1992 sales, while operating profit improved 21% in 1993, compared to 1992. Although tonnage shipped decreased 6%, gross margin increased 44% in 1993 compared to 1992. The improvement was primarily the result of a better mix of products sold, partially offset by greater health care costs. Sales in 1993 were 8% less than in 1991; however, operating profit more than tripled in 1993 compared to 1991. The sales decline reflects a lower level of oil well drilling due to lower market prices, partially offset by improved sales in the gas extraction market. The substantial profit improvement is the result of a 6% reduction in the average operating cost per ton sold and the expiration of a non-compete covenant, partially offset by greater health care costs.

          California Silica Products sales improved by 20% and 27% in 1993 compared to 1992 and 1991, respectively. Operating profit in 1993 improved $630,000 and $890,000 over 1992 and 1991 losses, respectively. The 1993 sales improvement reflects a 20% and 24% increase in tonnage shipped compared to 1992 and 1991 levels, respectively, primarily to recreational markets. The 1993 operating profit improvement is attributable to increased sales and lower depreciation expense due to asset impairment charges recognized in 1992.

MANUFACTURING - Net sales for 1993 amounted to $35,756,000 which was 4% and 67% greater than 1992 and 1991 levels of $34,422,000 and $21,363,000, respectively. Operating profit was $2,809,000 in 1993 compared to a profit of $257,000 in 1992 and a loss of $1,154,000 in 1991. Income from continuing operations before taxes was $2,608,000 in 1993 compared to losses of $4,077,000 and $1,559,000 in 1992 and 1991, respectively. The loss from continuing operations before taxes in 1992 includes a $3,300,000 loss on the disposal of T & B Foundry, as disclosed in Note G to the consolidated financial statements.
Asset impairment charges of $755,000 and $411,000 are included in 1992 and 1991, respectively, representing changes in market conditions and circumstances that impaired certain asset carrying values at the Company's Ferro Engineering Division.

          The increase in net sales in 1993 compared to 1992 is attributable to new business in the tundish coatings, shapes, hot tops and metal powders product lines. An 11% increase in net sales in 1993 related to this new business was partially offset by the loss of T & B Foundry revenues which was disposed of at the end of 1992. T & B Foundry accounted for 16% and 31% of the Manufacturing segment net sales in 1992 and 1991, respectively. Fluorspar product line net sales in 1993 were comparable to 1992, but declined 25% compared to the 1991 sales level. The increase in net sales in 1992 compared to 1991 is primarily attributable to the acquisition of the West Minerals metal powders product line at the beginning of 1992. Operating profit improved in 1993 compared to 1992 as a result of the new business and cost reductions in the tundish coatings, shapes and hot top product lines. Operating profit improved in 1992 compared to 1991 as a result of the West Mineral acquisition and improved tundish coatings and shapes revenues. Interest expense declined in 1993 compared to 1992 due to lower interest rates and a reduction in outstanding debt. Increases in depreciation, expenditures for properties and equipment and interest expense in 1992 compared to 1991 were related principally to the acquisition.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and vessel inspection costs.


                                                             ERNST & YOUNG


Cleveland, Ohio
February 18, 1994

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                      December 31
                                                                           1993                          1992
                                                                      -------------------------------------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                                           $ 21,243,064                $ 23,332,342
    Accounts receivable, less reserves for
        doubtful accounts of $2,082,000 in
        1993 and $730,000 in 1992                                         28,291,306                  19,310,084

    Inventories
        Raw materials and finished products                                4,354,120                   3,642,800
        Operating supplies                                                 2,305,719                   2,114,738
                                                                       -------------               -------------
                                                                           6,659,839                   5,757,538

    Deferred income taxes                                                  3,801,985                   3,619,342
    Prepaid insurance and other expenses                                   2,191,166                   1,970,005
                                                                       -------------               -------------
        TOTAL CURRENT ASSETS                                              62,187,360                  53,989,311

INVESTMENTS AND LONG-TERM RECEIVABLES                                     14,867,623                  19,905,104


PROPERTIES AND EQUIPMENT
    Marine Transportation                                                239,999,642                 239,760,249
    Industrial Mining                                                     49,911,250                  49,016,019
    Manufacturing                                                         16,252,996                  15,088,124
    Other                                                                 13,197,688                  29,293,167
                                                                       -------------               -------------
                                                                         319,361,576                 333,157,559

    Less allowances for depreciation
        and amortization                                                 156,962,679                 161,845,867
                                                                       -------------               -------------
                                                                         162,398,897                 171,311,692


PREPAID PENSION COSTS AND OTHER ASSETS                                    20,228,456                  18,767,955
                                                                       -------------               -------------

                                                                        $259,682,336                $263,974,062
                                                                        ============                ============

                                                                                          December 31
                                                                             1993                              1992
                                                                          ---------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long-term debt                                     $ 11,189,664                   $  7,652,850
    Accounts payable                                                         4,005,475                      4,498,281
    Payrolls and other accrued compensation                                  4,828,016                      3,549,066
    Accrued taxes and other expenses                                        12,477,692                      7,681,647
    Income taxes                                                               733,414                      1,852,729
    Reserve for capacity rationalization                                     6,312,600                      6,312,600
    Net liabilities of discontinued operation                                  311,490                      2,189,862
                                                                          ------------                   ------------
        TOTAL CURRENT LIABILITIES                                           39,858,351                     33,737,035

LONG-TERM DEBT, less current portion                                        69,344,025                     80,533,718
RESERVE FOR CAPACITY RATIONALIZATION                                         9,812,596                     16,125,200
POSTRETIREMENT BENEFITS OBLIGATION                                          30,285,278                     28,260,913
OTHER LONG-TERM LIABILITIES                                                 18,166,140                     19,209,818
DEFERRED INCOME TAXES                                                       19,398,153                     18,768,310
NET LONG-TERM LIABILITIES OF DISCONTINUED
    OPERATION                                                                2,944,553                      3,473,522

STOCKHOLDERS' EQUITY
    Preferred Stock, without par value-authorized
        5,000,000 shares; none issued                                              -0-                            -0-
    Common Stock, par value $1.00 per share-authorized
        10,000,000 shares; issued 3,626,666 shares                           3,626,666                      3,626,666
    Additional capital                                                       8,988,043                      8,946,541
    Retained earnings                                                       88,773,915                     83,521,361
                                                                          ------------                   ------------
                                                                           101,388,624                     96,094,568

    Treasury Stock, at cost - 1,122,740 and
        1,113,740 shares at respective dates                               (28,681,694)                   (28,492,454)

    Unallocated Employee Stock Ownership
        Plan shares                                                        ( 2,833,690)                   ( 3,736,568)
                                                                          ------------                   ------------

                                                                            69,873,240                     63,865,546
                                                                          ------------                   ------------

                                                                          $259,682,336                   $263,974,062
                                                                          ============                   ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                                                                    Year Ended December 31
                                                                      1993                    1992                       1991
                                                               -------------------------------------------------------------------
REVENUES
    Net sales and operating revenues                              $159,736,471           $148,690,067             $144,249,390
    Sales commissions, royalties and
    management fees                                                  3,709,687              5,321,222                4,594,140
    Gain on sale of assets                                           4,116,906              1,560,218                5,827,280
    Interest, dividends and other income                             1,184,208              1,465,075                4,534,038
                                                                  ------------          -------------             ------------
                                                                   168,747,272            157,036,582              159,204,848

COSTS AND EXPENSES
    Cost of goods sold and operating expenses                      133,335,772            133,827,997              129,073,261
    General, administrative and selling expenses                    15,854,049             16,564,471               15,088,353
    Provision for capacity rationalization                                 -0-             34,693,983                      -0-
    Asset impairment charges                                               -0-              9,918,497                1,592,725
    Loss on disposal of business                                           -0-              3,300,000                      -0-
    Reserve for doubtful accounts                                    1,892,419                638,110                   41,400
    Interest expense                                                 7,554,878              7,610,195                9,256,744
    Other expense                                                      556,119                244,048                  313,660
                                                                  ------------          -------------             ------------
                                                                   159,193,237            206,797,301              155,366,143
                                                                  ------------          -------------             ------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE TAXES                                          9,554,035            (49,760,719)               3,838,705

INCOME TAXES
    Current                                                            233,000              2,330,000                 (219,000)
    Deferred                                                         2,059,000            (19,942,000)                 747,000
                                                                  ------------          -------------             ------------
                                                                     2,292,000            (17,612,000)                 528,000
                                                                  ------------          -------------             ------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                       7,262,035            (32,148,719)               3,310,705

Discontinued operation:
    Income from discontinued operation                                     -0-              1,152,566                1,816,667
    Gain on shutdown of discontinued operation                             -0-              1,287,791                      -0-
                                                                  ------------          -------------             ------------
Income and gain from discontinued operation                                -0-              2,440,357                1,816,667
                                                                  ------------          -------------             ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
    PROVISION AND CUMULATIVE EFFECTS
    OF CHANGES IN ACCOUNTING                                         7,262,035            (29,708,362)               5,127,372

Extraordinary provision for Coal Industry Retiree
    Health Benefit Act of 1992                                                            ( 9,977,900)
Cumulative effects of changes in accounting for
    postretirement benefits other than pensions
    and vessel inspection costs                                                           (17,006,415)
                                                                  ------------          -------------             ------------

NET INCOME (LOSS)                                                 $  7,262,035          $ (56,692,677)            $  5,127,372
                                                                  ============          =============             ============

CONSOLIDATED STATEMENT OF OPERATIONS - (CONTINUED)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES



                                                                                Year Ended December 31
                                                                  1993                  1992                    1991
                                                              ---------------------------------------------------------

Income (loss) per share of common stock:
    Continuing operations                                       $  2.89                $(12.79)                $1.32
    Discontinued operation                                          -0-                    .97                   .72
                                                                -------                -------                 -----
    Before extraordinary provision and cumulative
        effects of changes in accounting                           2.89                 (11.82)                 2.04
    Extraordinary provision                                                             ( 3.97)
    Cumulative effects of changes in accounting                                         ( 6.77)
                                                                -------                -------                 -----

NET INCOME (LOSS) PER SHARE                                     $  2.89                $(22.56)                $2.04
                                                                =======                =======                 =====




See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                   Year Ended December 31
                                                                     1993                    1992                         1991
                                                               ------------------------------------------------------------------

OPERATING ACTIVITIES
     Income (loss) from continuing operations                    $ 7,262,035           $(32,148,719)           $ 3,310,705
     Adjustments to reconcile income (loss) from
       continuing operations to net cash provided
        by operating activities:
         Depreciation and amortization                            13,431,957             16,165,164             15,878,251
         Deferred income taxes                                       447,200            (19,968,342)               747,000
         Gain on sale of assets                                   (4,116,906)           ( 1,560,218)            (5,827,280)
         Asset impairment charges                                        -0-              9,918,497              1,592,725
         Capacity rationalization                                        -0-             34,693,983                    -0-
         Loss on disposal of business                                    -0-              3,300,000                    -0-
         Prepaid pension costs and other assets                   (2,147,271)           ( 1,921,313)            (1,756,962)
         Decrease (increase) in accounts
           receivable                                             (8,981,222)            11,315,860             15,274,129
         Decrease (increase) in inventories                       (  902,301)              (422,785)             1,587,645
         Increase (decrease) in accounts payable                  (  492,806)               374,061             (1,044,829)
         Other operating activities                                3,263,529              2,363,080             (4,870,453)
                                                                 -----------           ------------            -----------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                       7,764,215             22,109,268             24,890,931

INVESTING ACTIVITIES
     Purchase of properties and equipment                        ( 2,557,011)           ( 3,545,025)           ( 3,505,599)
     Vessel inspection costs                                     (   364,164)           ( 2,781,565)                   -0-
     Proceeds from sale of assets                                  8,656,012              2,269,306                111,776
     Investments in iron ore mining                              ( 2,949,695)           ( 2,925,167)           ( 3,510,658)
     Acquisition of West Minerals, Inc.                                  -0-            ( 6,000,000)                   -0-
     Other investments                                               120,306                173,910                131,729
                                                                 -----------           ------------            -----------
       NET CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                                       2,905,448            (12,808,541)            (6,772,752)

FINANCING ACTIVITIES
     Payment on short-term bank borrowings                               -0-                    -0-            ( 6,000,000)
     Additional short-term bank borrowings                               -0-                    -0-              6,000,000
     Payments on long-term debt                                  (18,152,879)           (28,652,850)           (10,250,000)
     Additional long-term debt                                    10,000,000             21,000,000                    -0-
     Dividends paid                                              ( 2,009,481)           ( 3,518,096)           ( 4,021,810)
     Purchase of Treasury Stock                                  (   189,240)                   -0-            (   118,412)
                                                                 -----------           ------------            -----------

       NET CASH USED FOR FINANCING ACTIVITIES                    (10,351,600)           (11,170,946)           (14,390,222)
                                                                 -----------           ------------            -----------

Increase (decrease) in cash and cash
     equivalents from continuing operations                          318,063            ( 1,870,219)             3,727,957

Cash (used for) provided by discontinued operation                (2,407,341)             7,800,121              2,165,367

Cash and cash equivalents, January 1                              23,332,342             17,402,440             11,509,116
                                                                 -----------           ------------            -----------

CASH AND CASH EQUIVALENTS, DECEMBER 31                           $21,243,064           $ 23,332,342            $17,402,440
                                                                 ===========           ============            ===========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                                                   Unallocated
                                                                                  Common         Employee Stock       Total
                               Common         Additional        Retained           Stock            Ownership     Stockholders'
                                Stock           Capital         Earnings        in Treasury        Plan Shares        Equity
                                -----           -------         --------        -----------        -----------        ------

Balance,
    January 1, 1991          $3,626,666         $8,866,493     $142,626,572       $(28,374,042)    $ (5,542,325)    $121,203,364

Net Income                                                        5,127,372                                            5,127,372
Dividends
    $1.60 per share                                              (4,021,810)                                          (4,021,810)
Purchase of Treasury
    Stock                                                                             (118,412)                         (118,412)
Allocated ESOP shares                                                                                   902,879          902,879
                             ----------         ----------     ------------       ------------     ------------     ------------


Balance,
    December 31, 1991         3,626,666          8,866,493      143,732,134        (28,492,454)      (4,639,446)     123,093,393

Net Loss                                                        (56,692,677)                                         (56,692,677)
Dividends
    $1.40 per share                                             ( 3,518,096)                                         ( 3,518,096)
Tax benefit of unallocated
    shares in ESOP                                  80,048                                                                80,048
Allocated ESOP shares                                                                                   902,878          902,878
                             ----------         ----------       ----------         ----------       ----------       ----------


Balance,
    December 31, 1992         3,626,666          8,946,541       83,521,361        (28,492,454)      (3,736,568)      63,865,546

Net Income                                                        7,262,035                                            7,262,035
Dividends
    $ .80 per share                                              (2,009,481)                                          (2,009,481)
Tax benefit of unallocated
    shares in ESOP                                  41,502                                                                41,502
Purchase of Treasury
    Stock                                                                             (189,240)                         (189,240)
Allocated ESOP shares                                                                                   902,878          902,878
                              ---------          ---------       ----------          ---------       ----------        ---------


Balance,
    December 31, 1993        $3,626,666         $8,988,043     $ 88,773,915       $(28,681,694)     $(2,833,690)     $69,873,240
                             ==========         ==========     ============       ============      ===========      ===========



See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
December 31, 1993, 1992, and 1991


NOTE A - ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany transactions and accounts have been eliminated upon consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

INVENTORIES:  Inventories are stated at the lower of average cost or market.

INVESTMENTS: The Company holds an investment in Eveleth Mines through a 15 percent interest in Eveleth Taconite Company (ETC) and a 20.5 percent interest in Eveleth Expansion Company (EEC). Other long-term investments held by the Company have a carrying value of $3,172,000 and a fair value, based on quoted market prices, of $7,675,000 at December 31, 1993.

In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company must adopt in 1994. Under the new rules, the Company's marketable equity investments will be classified as available-for-sale and carried at fair value. Unrealized holding gains and losses on investments classified as available-for-sale are carried as a separate component of stockholders' equity, net of taxes. Presently, the Company reports such investments at the lower of cost or market and as long-term in the consolidated balance sheet. The Company will adopt the new standard in the first quarter of 1994, which will result in an approximate $2,972,000 increase in stockholders' equity as of January 1, 1994.

PROPERTIES AND EQUIPMENT:  Properties and equipment are carried at cost.

DEPRECIATION AND AMORTIZATION: The Company provides depreciation on the straight-line method over the estimated useful lives of the assets. The amortization of advances to Eveleth Mines equivalent to the Company's share of depreciation of the underlying plant is computed on the units-of-production method adjusted for levels of operation. Such adjustment provides for a minimum of 75% of depreciation calculated on a straight-line basis.

INCOME TAXES: Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

NET INCOME (LOSS) PER SHARE: Net income (loss) per share of Common Stock is based on the average number of shares outstanding.

ACCOUNTING CHANGES AND RECLASSIFICATION: In 1992, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This standard requires that the expected cost of retiree health benefits be charged to expense during the years that employees render service rather than recognizing these costs on a cash basis. As a part of adopting the standard, the Company recorded a one-time, non-cash charge of $17,540,830 (net of income taxes of $9,037,000), or $6.98 per share. This cumulative adjustment represents the discounted present value of expected future retiree health benefits attributed to employees' service rendered prior to that date.

In 1992, the Company changed its method of accounting for vessel inspection costs from expensing such costs over one shipping season to deferring these costs and amortizing them over the five shipping seasons between required inspections. This change results in a better matching of these expenses with revenues generated during the periods benefited and improves financial reporting. This change in accounting has been applied retroactively to vessel inspection costs incurred in prior years and has resulted in a cumulative adjustment of $534,415 (net of income taxes of $275,000), or $.21 per share. Pro forma effects of the accounting change are not significant.

Consolidated financial statements for years prior to 1992 have not been restated for the above accounting changes. Certain amounts in prior years have been reclassified to conform with the 1993 consolidated financial statement presentation.


NOTE B - STOCKHOLDERS' EQUITY


The Preferred Stock is issuable in series and the Board of Directors is authorized to fix the number of shares and designate the terms of each issue.

Certain shares of Series C $10.00 Preferred Stock and Common Stock have been reserved for issuance upon exercise of Rights under a Stockholders' Rights Plan. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, because the Board, at its option, may redeem the Rights at their redemption price.

The Company has a noncontributory Employee Stock Ownership Plan (ESOP) and Trust for the benefit of certain salaried employees. In prior years, the Trust financed the purchase of 250,000 shares of the Company's Common Stock. The Company has guaranteed the financing and is obligated to make annual contributions to enable the Trust to repay the loans, including interest. The Company, as guarantor, has recorded the loans as long-term debt and a like amount as a reduction of stockholders' equity.

NOTE C - INCOME TAXES


Total income tax expense (benefit) from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                 1993            1992               1991
                                          ---------------------------------------------------
Income (loss) from continuing
    operations before taxes                      $9,554         $(49,761)          $3,839
                                                 ======         ========           ======
Computed income tax expense (benefit)
    at statutory rate - 34%                      $3,248         $(16,919)          $1,305

Tax differences due to:
    Percentage depletion                           (751)            (696)            (459)
    State & local income taxes                    (  22)              87              264
    Reinstatement of investment
      tax credits                                   -0-               -0-            (483)
    Other                                          (183)             (84)             (99)
                                                -------          -------          -------

Total income tax expense (benefit)
    from continuing operations                   $2,292         $(17,612)          $  528
                                                 ======         ========           ======

The Company made income tax payments of $40,000, $2,483,000, and $2,641,000 during 1993, 1992 and 1991, respectively. The Company received income tax refunds of $222,000, $106,000, and $1,377,000 during those same periods. The 1991 refund, representing prior years' minimum taxes paid, allowed the Company to reinstate and use investment tax credits previously reduced under the Tax Reform Act of 1986. In addition, the Company received $2,728,000 of interest income on the 1991 tax refund. The U.S. current tax liability was reduced in 1991 by $821,000, reflecting the use of investment tax credits previously utilized for financial accounting purposes. The Company has no remaining investment tax credit carryforward.


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                               December 31
                                                          1993            1992
                                                   ---------------------------------
Deferred tax liabilities:
   Tax over book depreciation                        $43,106            $43,555
   Pension benefits                                    4,323              3,449
   Other                                               2,776              5,441
                                                     -------            -------

      Total deferred tax liabilities                  50,205             52,445


Deferred tax assets:
   Capacity rationalization and asset
      impairment                                      13,575             15,579
   Postretirement benefits other than
      pensions                                         9,459              9,610
   Coal Act liability                                  4,869              5,140
   Other                                               6,706              6,967
                                                      ------             ------

      Total deferred tax assets                       34,609             37,296
                                                      ------            -------

      Net deferred tax liabilities                   $15,596            $15,149
                                                     =======            =======


NOTE D - POSTRETIREMENT BENEFITS


The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations.


A summary of the components of the net periodic pension credit for defined benefit plans follows (in thousands):

                                                 1993            1992              1991
                                            ----------------------------------------------
Service cost-benefits earned
   during the period                         $ 1,261         $ 1,156          $  1,275
Interest cost on projected
   benefit obligation                          4,644           4,574             4,163
Actual return on plan assets                  (7,558)         (5,975)          (12,371)
Net amortization and deferral                 (  575)         (2,086)            5,227
                                             -------        --------          --------

Net pension credit                           $(2,228)        $(2,331)         $ (1,706)
                                             =======         =======          ========


Assumptions used in the accounting for defined benefit plans as of December 31 were:

                                                 1993            1992              1991
                                          ------------------------------------------------
Weighted-average discount rate                  7 1/4%        8 1/2%                9%
Rate of increase in compensation levels             4%            5%                6%
Expected long-term rate of return on assets     9 1/2%        9 1/2%            9 1/2%


The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans (in thousands):

                                                               December 31
                                                          1993            1992
                                                   ---------------------------------
Actuarial present value of
      benefit obligations
      Vested benefit obligation                       $(55,720)         $(48,451)
      Accumulated benefit                             ========          ========
        obligation                                    $(60,162)         $(52,021)
      Projected benefit                               ========          ========
        obligation                                    $(64,431)         $(56,407)
Plan assets at fair value                               84,854            81,372
                                                     ---------         ---------
Plan assets in excess of
   projected benefit obligation                         20,423            24,965

Unrecognized net gain                                 (  2,432)          ( 7,914)
Unrecognized prior service cost                          2,473             1,714
Unrecognized initial net assets                       (  6,772)          ( 7,417)
                                                    ----------          --------

Prepaid pension costs recognized                      $ 13,692          $ 11,348
                                                    ==========          ========

Plan assets consist primarily of stocks and bonds.

Defined contribution plans are maintained for certain employees and Company contributions are based on specified percentages of employee contributions, except for the ESOP. The expense for these plans was $1,434,000, $1,321,000 and $1,333,000 for 1993, 1992 and 1991, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements which provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and the expense amounted to $1,348,000, $1,088,000, and $1,397,000 for 1993, 1992 and 1991,
respectively.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain retired employees. Substantially all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred. In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, as further disclosed in Note A. Postretirement benefit costs for 1991 were recorded on a cash basis and have not been restated.


Net periodic postretirement benefits cost includes the following components (in thousands):

                                                 1993            1992              1991
                                          ---------------------------------------------------
Service cost                                    $  826        $  691
Interest cost                                    2,228         2,180
Net amortization                                   (13)          -0-
                                                 -----         -----
Net periodic postretirement
   benefit cost                                 $3,041        $2,871            $1,385
                                                ======        ======            ======



Components of the unfunded postretirement benefits obligation are as follows
(in thousands):

                                                               December 31
                                                          1993            1992
                                                   ---------------------------------
   Retirees                                           $14,478          $17,360
   Fully eligible active plan participants              2,728            2,291
   Other active plan participants                      10,255            8,610
                                                     --------          -------
Accumulated postretirement benefits obligation         27,461           28,261

Unrecognized prior service credit                       1,962              -0-
Unrecognized net gain                                     862              -0-
                                                      -------           ------

Postretirement benefits obligation recognized         $30,285          $28,261
                                                      =======          =======

The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 8.5% at December 31, 1993 and 1992, respectively.

The weighted-average annual assumed rate of increase in the health care cost trend rate for 1994 is 9% (11% in 1993) for retirees age 65 and over and 12% (14% in 1993) for retirees under age 65, and both are assumed to decrease gradually to 5.25% in 2001 and 2007, respectively, (6% in 1993) and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation as of December 31, 1993 by approximately $2,791,000 and the aggregate of the service and interest cost components of net periodic postretirement benefits cost for 1993 by approximately $534,000.

NOTE E - COMMITMENTS

Future minimum payments at December 31, 1993, under noncancellable operating leases, primarily vessel charters, are $4,530,000 in 1994, $4,440,000 in 1995, $4,218,000 in 1996, $4,035,000 in 1997, $3,996,000 in 1998, $1,790,000 in 1999
and $1,938,000 thereafter.

Rental expense was $5,162,000, $5,181,000 and $5,337,000 in 1993, 1992 and 1991
respectively. In general, the leases are renewable or contain purchase options at the end of the lease term. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal.

The Company and its partners in Eveleth Mines have guaranteed to reimburse ETC and EEC for all costs incurred in production of iron ore pellets, including EEC's debt service. Each partner of Eveleth Mines pays its share of costs based upon its share of production or ownership interest, whichever is applicable. Purchases by the Company under a take-or-pay contract, associated with Eveleth Mines long-term debt, amounted to $24,800,000, $21,764,000 and $19,166,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Maturities on the long-term debt are $2,813,000 in 1994 and 1995 and are included in the reserve for capacity rationalization on the consolidated balance sheet. Accrued taxes and other expenses on the consolidated balance sheet include $4,955,000 and $146,000 payable in 1993 and 1992, respectively, for ETC's working capital requirements.

NOTE F - LONG-TERM DEBT


Long-term debt is as follows (in thousands):

                                                               December 31
                                                          1993            1992
                                                   ---------------------------------
Title XI Ship Financing Bonds
   Fixed rate, 5.3%                                  $18,700            $19,450

Term Loan, Variable rate, 4.88%                       44,750             49,750

Revolving Credit, Variable rate, 4.81%                10,000             10,000

Term Loan, Variable rate, 4.44%
   due in equal quarterly installments
   through January 31, 1998                            4,250              5,250

Guaranteed ESOP Loans
   Variable rate, 3.32%
      due in equal quarterly
      installments through May 31, 1994                  213                640
   Variable rate, 3.42%, and                             971              1,147
   Fixed rate, 8.88%
      due in equal quarterly
      installments through May 31, 1999                1,650              1,950
                                                      ------             ------
                                                      80,534             88,187
Less current portion                                  11,190              7,653
                                                      ------             ------
                                                     $69,344            $80,534
                                                      ======             ======


The Title XI Ship Financing Bonds are guaranteed by the U.S. Government under the Federal Ship Financing Program. During the fourth quarter of 1993 the Company refinanced the Title XI Bonds at a cost of $652,000, reducing the fixed interest rate from 9.65% to 5.3%. The reduction in interest will result in cumulative savings approximating $3,200,000 over the life of the Bonds. The Bonds mature in 2001 and require sinking fund redemptions of $1,250,000 semiannually.

In connection with the Title XI Bonds and a vessel charter agreement, the Company may be required, under certain conditions, to make deposits to a Title XI reserve fund, maintain specified levels of stockholders' equity or obtain prior written consent from the Maritime Administrator, U.S. Department of Transportation, for certain designated financial transactions. No approval was required through 1993 and the Company does not anticipate any such consent will be required in the future.

The Company has mandatory payments under the Term Loan of $7,000,000 in 1994, $8,000,000 in 1995, 1996 and 1997 and $13,750,000 in 1998. The Revolving
Credit terminates on December 31, 1996 subject to annual renewals to December 31, 1998 under certain conditions. The Company has an additional $24,000,000 of borrowing available under the Revolving Credit at December 31, 1993.

Collateral for the Title XI Ship Financing Bonds and the Term Loan is in the form of first preferred ship mortgages on five of the Company's vessels with a net book value of $111,953,000.

The Company, in separate agreements which expire in 1995, entered into interest rate swaps with major financial institutions to substitute fixed rates for LIBOR-based interest rates on notional amounts totaling $32,684,000 at December 31, 1993. The interest rate differential is recognized over the lives of the agreements as an adjustment to interest expense. The weighted average interest rate was 10.1% on the amounts covered by the swap agreements during 1993. Market risks associated with the swap agreements are mitigated since increased interest payments under the agreements resulting from a decrease in LIBOR-based interest rates are effectively offset by decreased variable rate interest payments under the debt obligations.

The Company's debt agreements, as amended, contain various covenants with the most restrictive covenant requiring the Company to maintain specified levels of tangible net worth during each year. The Company's tangible net worth was $65,231,000 at December 31, 1993, compared to a minimum specified level of $60,631,000.

Long-term debt maturities are $11,190,000 in 1994, $11,976,000 in 1995, 1996
and 1997 and $26,976,000 in 1998. The Company made interest payments of $7,973,000, $7,279,000 and $9,069,000 during 1993, 1992 and 1991, respectively.

The fair value of the Company's long-term debt and interest rate swap
liabilities is estimated to be   $80,000,000 and $1,100,000, respectively, at
December 31, 1993. Such fair values were estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of arrangements.

NOTE G - DISPOSITIONS


In July 1986, LTV Steel Company, Inc. (LTV) sought protection from its creditors under Chapter 11 of the Bankruptcy Code and the U.S. Bankruptcy
Court authorized LTV to reject the Company's long-term iron ore sales and vessel transportation contracts. In May 1991, an agreement with LTV regarding the Company's unsecured bankruptcy claim was approved by the Court. During the second quarter of 1993 the Company sold for cash its claim against LTV, resulting in a $2,653,000 pretax gain after the retirement of $4,412,000 of long-term receivables.

During the fourth quarter of 1991, the Company sold a long-term coal dumping contract held by its wholly owned subsidiary, Licking River Terminal (LRT) for $12,500,000. Since this contract represented the majority of LRT's business, the Company recorded asset impairment charges of $6,723,000 in 1991. This transaction, including the net gain on the sale of the contract of $5,777,000, is reflected in the 1991 consolidated financial statements. During the second quarter of 1992, the Company determined that the facility no longer served the objectives of the Company's strategic goals and was shut down. Amounts accrued in 1991 adequately covered shutdown costs incurred in 1992. During the fourth quarter of 1993, the Company sold its LRT assets resulting in a $1,326,000 pretax gain.

The Company's wholly owned subsidiary, Saginaw Mining Company, ceased operation of its St. Clairsville, Ohio coal mine in August 1992 and began the mine closing process. The decision to terminate the operation of the mine followed a decision by a major public utility customer to terminate its long-term contract with the Company which provided for the sale of substantially all the mine's high-sulphur coal to that customer. Upon termination of the contract, the utility customer paid the Company $1,951,791 which was recognized as a gain on shutdown of discontinued operation of $1,287,791 (net of income taxes of $664,000), or $.51 per share. The contract was due to expire in 1994.


Results of the discontinued operation are as follows (in thousands):
                                                          1992            1991
                                                   ---------------------------------
Total revenues                                         $19,365          $24,232
                                                       =======          =======
Income before income taxes                             $ 1,603          $ 2,282
Income taxes                                               450              465
                                                       -------          -------
Income from discontinued
   operation                                           $ 1,153          $ 1,817
                                                       =======          =======


Permanent closure of the mine was completed in 1993. Closure costs of this discontinued operation are being funded by the public utility customer, as required by the contract. Final settlement and funding of the closure costs has been extended to July 31, 1994, at the request of the customer. Remaining net liabilities of the discontinued operation consist primarily of employee benefit costs.

The Company's wholly owned subsidiary, T & B Foundry, was disposed of effective December 31, 1992 resulting in a $3,300,000 pretax loss. The Foundry is included in the Company's Manufacturing segment in 1992 and 1991.

NOTE H - ASSET IMPAIRMENTS AND RESERVES


During the fourth quarter of 1992, the Company recorded a $34,693,983 provision for capacity rationalization. The charge includes a $12,256,183 write down of the Company's investment in Eveleth Mines and the establishment of a $22,437,800 reserve for certain fixed obligations, including the Company's share of Eveleth's long-term debt. The charge resulted from economic conditions in the steel industry and Eveleth's high costs, which caused certain partners in Eveleth Mines to continue to acquire their iron ore requirements from other sources rather than produce them at Eveleth.

During the fourth quarter of 1992 and 1991, the Company recorded asset impairment charges of $9,918,497 and $1,592,725, respectively. These charges relate primarily to changed market conditions and circumstances that have impaired certain asset carrying values. The Company has established reserves and written down several under performing assets at its Ferro Engineering Division, National Perlite Products Company and Texas Mining Company in both 1992 and 1991. In addition, certain under performing assets primarily at the Company's Columbia Transportation Division and California Silica Products Company were written down in 1992. Ferro is included in the Company's Manufacturing segment, while Columbia is included in the Marine Transportation segment. Texas Mining and California Silica are included in the Company's Industrial Sands segment.

NOTE I - EXTRAORDINARY PROVISION

During the fourth quarter of 1992, the Coal Industry Retiree Health Benefit Act of 1992 was enacted by the U.S. Congress. This legislation requires coal mining companies to assume certain health care benefit obligations for retired coal miners and their dependents. Some of these coal miners never worked for the companies now required by this law to pay these health care benefits. In other cases, the companies have had no relationship or obligation to these miners for decades. While the exact amount of the liability is difficult to determine, the Company recorded a, non-cash, extraordinary charge of $9,977,900 (net of income taxes of $5,140,000), or $3.97 per share, to accrue for this obligation in 1992. At December 31, 1993 and 1992, the Coal Act liability amounted to $14,320,000 and $15,117,900, respectively. The change in the liability in 1993 is a result of interest accretion, changes in actuarial assumptions and payments of $379,000. In 1994, interest accretion is expected to reduce net income by approximately $685,000.

NOTE J - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Oglebay Norton Company is a Cleveland-based raw materials and Great Lakes marine transportation company serving the steel, ceramic, chemical, electric utility and oil-and gas-well service industries with industrial minerals and supplying manufactured products used in hot metal processing. The Company's major industry segments are as follows:

   MARINE TRANSPORTATION

   Through its Columbia Transportation Division, the Company operates a fleet of vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargoes on the Great Lakes.

   INDUSTRIAL MINERALS

   IRON ORE

   The Company owns interests in and manages the taconite mining and pelletizing operations of Eveleth Mines owned by Eveleth Taconite Company and Eveleth Expansion Company located on the Mesabi Range near Eveleth, Minnesota.

   INDUSTRIAL SANDS

   Company subsidiaries engaged in natural resource operations include: Central Silica Company, headquartered in Zanesville, Ohio, which produces silica sand for the glass, paint, ceramic and foundry industries; Texas Mining Company which produces sand products at Brady, Texas and Riverside, California for the oil-well service, construction and foundry industries; and California Silica Products Company near San Juan Capistrano, California, which produces silica products for the construction, recreation and other industries.

   MANUFACTURING

   The Ferro Engineering Division of the Company in Cleveland, Ohio, and the Company's Canadian, Indiana and Ohio subsidiaries, Canadian Ferro Hot Metal Specialties Limited, Indiana Manufacturing Company and Tuscarawas Manufacturing Company, produce a wide variety of ingot and tundish refractory products used in iron and steel making. West Minerals, whose assets were acquired by the Company's ONCo Minerals, Inc., retained its recognized name, continuing to engineer and custom blend metallurgical powders for the treatment of molten steel and steel making slags. The Company also operates a plant at Brownsville, Texas, which processes fluorspar for the fiberglass, glass, ceramics and steel industries.



Accounts receivable of $15,036,000 at December 31, 1993 are due from companies in steel related industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required.
Credit losses have, historically, been insignificant. Sales to two major steel producers exceeded 10% of consolidated net sales and operating revenues and are summarized as follows (in thousands):

                           Marine               Iron
Customer               Transportation           Ore            Manufacturing              Other             Total
- --------              ----------------          ---            -------------              -----             -----
1993
           A               $14,523            $ 8,935              $  752                $   68             $24,278
           B                19,384                -0-               6,698                 1,513              27,595
                            ------                ---               -----                 -----              ------
                           $33,907            $ 8,935              $7,450                $1,581             $51,873
                           =======            =======              ======                ======             =======
1992
           A               $14,462            $10,090              $  572                $  105             $25,229
           B                23,700                -0-               6,428                 1,464              31,592
                            ------            -------               -----                 -----              ------
                           $38,162            $10,090              $7,000                $1,569             $56,821
                           =======            =======              ======                ======             =======
1991
           A               $13,419            $11,074              $   52                $  -0-             $24,545
           B                30,483                -0-               1,706                 1,511              33,700
                            ------            -------               -----                 -----              ------
                           $43,902            $11,074              $1,758                $1,511             $58,245
                           =======            =======              ======                ======             =======


INDUSTRY SEGMENT DATA1
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                                                                                    INDUSTRY

- -------------------------------------------------------------------------------------------------------------
                                                                             Marine                   Iron
                                                                      Transportation                  Ore
                                                                    ------------------                ----
1993
Identifiable assets                                                      $  146,918                 $  16,022
Depreciation and amortization expense                                         8,157                     1,086
Expenditures for properties and equipment                                       364                       137
Net sales, operating revenues, sales commissions,
   royalties and management fees                                             73,143                    23,634
Income (loss) from continuing operations before taxes:
   Operating profit (loss) contribution                                  $   10,791                 $   4,031
   Gain on sale of assets                                                        10                         4
   Company's proportionate share in interest
      expense of Eveleth Mines                                                                        (   630)
   Interest expense                                                          (5,309)
                                                                         ----------                 ---------
                                                                         $    5,492                 $   3,405
                                                                         ==========                 =========
1992

Identifiable assets                                                      $  149,830                 $  12,649
Depreciation and amortization expense                                         8,677                     2,627
Expenditures for properties and equipment                                     3,359                       231
Net sales, operating revenues, sales commissions,
   royalties and management fees                                             70,654                    18,821
Income (loss) from continuing operations before taxes:
   Operating profit (loss) contribution                                  $    9,538                 $(  2,832)
   Provision for capacity rationalization                                                             (34,694)
   Asset impairment charges                                                  (1,492)                 (    330)
   Gain on sale of assets                                                                                 550
   Loss on disposal of business
   Company's proportionate share in interest
      expense of Eveleth Mines                                                                       (    900)
   Interest expense                                                         ( 5,818)
                                                                         ----------                 ---------
                                                                         $    2,228                 $ (38,206)
                                                                         ==========                 =========
1991

Identifiable assets                                                      $  157,393                 $  25,029
Depreciation and amortization expense                                         7,966                     2,676
Expenditures for properties and equipment                                                                 889
Net sales, operating revenues, sales commissions,
   royalties and management fees                                             73,090                    18,998
Income (loss) from continuing operations before taxes:
   Operating profit (loss) contribution                                  $    8,571                 $(  1,741)
   Asset impairment charges
   Gain on sale of assets                                                         3
   Company's proportionate share in interest
      expense of Eveleth Mines                                                                       (  1,170)
   Interest expense                                                         ( 7,076)
                                                                         ----------                 ---------
                                                                         $    1,498                 $(  2,911)
                                                                         ==========                 =========

1  Segments were redefined in 1993 resulting in an insignificant reclassification of prior years data.
2  Consists primarily of cash and cash equivalents, investments and prepaid pension costs.

SEGMENTS       (In Thousands)
- ----------------------------------------------------------------------------------------------------------------

Industrial                                          Total                 Corporate
  Sands               Manufacturing               Segments                and Other                 Consolidated
- ----------            -------------               --------                ---------                 ------------
$  25,682                $  21,807                $ 210,429             $  49,253(2)                  $ 259,682
    2,055                    1,657                   12,955                   477                        13,432
      943                    1,202                    2,646                   412                         3,058

   26,606                   35,756                  159,139                 4,307                       163,446

$   1,827                $   2,809                $  19,458             $  (5,836)(3)                 $  13,622
       19                                                33                 4,084                         4,117

                                                    (   630)                                            (   630)
                           (   201)                 ( 5,510)               (2,045)                       (7,555)
- ---------                ---------                ---------             ---------                     ---------
$   1,846                $   2,608                $  13,351             $  (3,797)                    $   9,554
=========                =========                =========             =========                     =========

$  27,532                $  20,304                $ 210,315             $  53,659(2)                  $ 263,974
    2,504                    1,906                   15,714                   451                        16,165
    1,545                    3,622                    8,757                   201                         8,958

   24,447                   34,422                  148,344                 5,667                       154,011

$     944                $     257                $   7,907             $  (2,806)(3)                 $   5,101
                                                    (34,694)                                            (34,694)
 (  4,640)                  (  755)                (  7,217)               (2,701)                      ( 9,918)
      997                        5                    1,552                     8                         1,560
                            (3,300)                (  3,300)                                            ( 3,300)

                                                   (    900)                                            (   900)
                            (  284)                (  6,102)              ( 1,508)                      ( 7,610)
- ---------                ---------                ---------             ---------                     ---------
$ ( 2,699)               $  (4,077)               $ (42,754)            $ ( 7,007)                    $ (49,761)
=========                =========                =========             =========                     =========

$  31,997                $  14,397                $ 228,816             $  62,317(2)                  $ 291,133
    2,912                      858                   14,412                 1,466                        15,878
    1,880                    1,140                    3,909                   486                         4,395

   23,326                   21,363                  136,777                12,066                       148,843

$     910                $  (1,154)               $   6,586             $   3,446(3)                  $  10,032
 (    400)                 (   411)                 (   811)              (   782)                      ( 1,593)
       27                        6                       36                 5,791                         5,827

                                                    ( 1,170)                                            ( 1,170)
                                                    ( 7,076)              ( 2,181)                      ( 9,257)
- ---------                ---------                ---------             ---------                     ---------
$     537                $  (1,559)               $ ( 2,435)            $   6,274                     $   3,839
=========                =========                =========             =========                     =========

3  Includes other operations, certain corporate expenses, net of dividends, interest and other income, and in 1993 a $1,700,000 reserve against doubtful coal customer accounts receivable and $652,000 of debt refinancing costs.

NOTE K - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 1993 and 1992 are summarized as follows (in thousands, except per share amounts):
                                                                                              Income (Loss)
                                                      Income (Loss)                           Before Extra-
                         Net                          Before Extra-                           ordinary Provision      Net
                     Sales and                        ordinary Provision                      and Changes           Income
Three Months         Operating          Gross         and Changes          Net Income         In Accounting          (Loss)
    Ended            Revenues           Profit        In Accounting           (Loss)            Per Share           Per Share
- --------------       --------           ------        -------------        ----------         -------------         ---------
1993

December 31          $48,281          $8,703           $  4,229            $  4,229             $  1.68             $  1.68
September 30          47,946           8,215              2,311               2,311                 .92                 .92
June 30               47,004           7,632              2,810               2,810                1.12                1.12
March 31              16,505           1,850            ( 2,088)            ( 2,088)             (  .83)             (  .83)


1992

December 31           $40,429         $5,603           $(30,272)           $(40,250)            $(12.05)            $(16.02)
September 30           43,958          4,322              2,978               2,978                1.18                1.18
June 30                45,596          5,343                711                 711                 .28                 .28
March 31               18,707           (406)           ( 3,126)            (20,132)             ( 1.24)             ( 8.01)


Per share amounts are based on the average number of shares outstanding during each quarter. Certain quarterly amounts for 1992 are different from amounts reported in the prior year as a result of reallocations made for postretirement benefit costs and reserves for doubtful accounts.

Second quarter income before extraordinary provision and changes in accounting and net income for 1993 increased $1,751,000 ($.70 per share) related to the sale of an unsecured bankruptcy claim, as further disclosed in Note G, and declined $792,000 ($.32 per share) as a result of a reserve against doubtful coal customer accounts receivable.

Fourth quarter income before extraordinary provision and changes in accounting and net income for 1993 increased $875,000 ($.35 per share) related to the sale of assets, as further disclosed in Note G, and declined $760,000 ($.30 per share) related to bond refinancing costs, as further disclosed in Note F, and an additional reserve against remaining doubtful coal customer accounts receivable.

The fourth quarter loss before extraordinary provision and changes in accounting and the net loss for 1992 was increased $31,622,000 ($12.58 per share) for a provision for capacity rationalization, asset impairment charges and a loss on the disposal of a business. See Notes G and H for further disclosure. The fourth quarter net loss for 1992 was also increased $9,978,000 ($3.97 per share) for an extraordinary provision for the Coal Industry Retiree Health Benefit Act of 1992 as further disclosed in Note I.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III

   Information in this Part III required by Item 10 ("Directors and Officers of the Registrant"), Items 11 and 13 ("Executive Compensation" and "Certain Relationships and Related Transactions"), and Item 12 ("Security Ownership of Certain Beneficial Owners and Management") is incorporated herein by reference to the information contained in the Registrant's definitive Proxy Statement for its 1994 Annual Meeting of Stockholders under the captions "Nominees for Board of Directors" on page 3, "Ownership of Voting Securities" on pages 6 and 7 and
"Compensation of Executive Officers" on pages 9 through 17, respectively.   A
definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 1994.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

          (a)(1) LIST OF FINANCIAL STATEMENTS: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K.

          (a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K.

          (a)(3)  LIST OF EXHIBITS:  See the Exhibit Index beginning at
sequential page   of this Annual Report on Form 10-K.

          (b) REPORTS ON FORM 8-K: The Registrant did not file any reports on Form 8-K in 1993.

          (c) EXHIBITS: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K beginning at sequential page .

          (d) FINANCIAL STATEMENT SCHEDULES: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form
10-K beginning at sequential page   .

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      OGLEBAY NORTON COMPANY


                                        /S/ Richard J. Kessler
                                      --------------------------
                                          Richard J. Kessler
                                      Vice President-Finance and
                                      Development and Treasurer
March 29, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Registrant on March 29, 1994.


                            Chairman of the Board,
/S/ R. Thomas Green, Jr.    President and Chief Executive
- ------------------------    Officer and Director; Principal
R. Thomas Green, Jr.        Executive Officer


                            Vice President-Finance and
/S/ Richard J. Kessler      Development and Treasurer;
- ------------------------    Principal Financial and
Richard J. Kessler          Accounting Officer


/S/ Brent D. Baird
- ------------------------
Brent D. Baird              Director


/S/ Malvin E. Bank
- ------------------------
Malvin E. Bank              Director


/S/ William G. Bares
- ------------------------
William G. Bares            Director


/S/ Albert C. Bersticker
- ------------------------
Albert C. Bersticker        Director


/S/ John J. Dwyer
- ------------------------
John J. Dwyer               Director


/S/ Ralph D. Ketchum
- ------------------------
Ralph D. Ketchum            Director


/S/ Herbert S. Richey
- ------------------------
Herbert S. Richey           Director


/S/ Renold D. Thompson
- -------------------------   Vice Chairman of the Board and
Renold D. Thompson          Director


/S/ John D. Weil
- ------------------------
John D. Weil                Director


/S/ Fred R. White, Jr.
- ------------------------
Fred R. White, Jr.          Director

                           ANNUAL REPORT ON FORM 10-K

                   ITEM 14(a) (1) AND (2), 14(c) AND 14(d)

                        LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                         FINANCIAL STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1993

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                CLEVELAND, OHIO

                                   FORM 10-K

                             ITEM 14(a) (1) AND (2)


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES



         The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

   Consolidated Balance Sheet - December 31, 1993 and 1992
   Consolidated Statement of Operations - Years ended December 31, 1993, 1992, and 1991
   Consolidated Statement of Cash Flows - Years ended December 31, 1993, 1992 and 1991
   Consolidated Statement of Stockholders' Equity - Years ended December 31, 1993, 1992 and 1991
   Notes to Consolidated Financial Statements


         The following consolidated financial statement schedules of the Registrant and its subsidiaries are included in Item 14(d):


   Schedule   I  -  Marketable Securities - Other Investments
   Schedule   V  -  Property, Plant and Equipment
   Schedule  VI  -  Accumulated Depreciation, Depletion and Amortization of
                    Property, Plant and Equipment
   Schedule VIII -  Valuation and Qualifying Accounts
   Schedule   IX -  Short-Term Borrowings
   Schedule    X -  Supplementary Income Statement Information


         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES


                          Year Ended December 31, 1993

    COLUMN A                                           COLUMN B                  COLUMN C
    --------                                       -------------------       -----------------
                                                   Number of Shares
                                                   or Units-Principal
                                                   Amount of Bonds and            Cost of
NAME OF ISSUER AND TITLE OF EACH ISSUE                   Notes                  Each issue
- --------------------------------------             -------------------       -----------------
Short-term money market investments:

    Society National Bank, time deposit
      2.9% due January 3, 1994                        $18,150,000              $18,150,000

    Society National Bank, weekly put
      Meadowridge Investment Co. adjustable
      rate note 3.25% due January 3, 1994               1,000,000                1,000,000

    Society National Bank, weekly put
      Atlantic Tool & Die adjustable
      rate note 3.25% due January 3, 1994                 850,000                  850,000

    Society National Bank, weekly put
      Center Ridge Joint Venture adjustable
      rate note 3.25% due January 3, 1994               1,000,000                1,000,000

    Society National Bank, weekly put
      The Perlmuter Printing Co. adjustable
      rate note 3.25% due January 3, 1994                 675,000                  675,000

    Cattlemen's State Bank, certificate of
      deposit 3.0% due May 10, 1994                       320,000                  320,000

    Toronto Dominion Bank, Bankers Acceptances
      3.35% due January 27, 1994                          264,389                  263,689


    COLUMN A                                              COLUMN D                          COLUMN E
    --------                                       ----------------------      ----------------------------------
                                                                                      Amount at Which Each
                                                       Market Value of         Portfolio of Equity Security
                                                        Each issue at            Issues and Each Other Security
NAME OF ISSUER AND TITLE OF EACH ISSUE               Balance Sheet Date        Issue Carried in the Balance Sheet
- --------------------------------------             ---------------------       ----------------------------------
Short-term money market investments:

    Society National Bank, time deposit
      2.9% due January 3, 1994                          $18,150,000                      $18,150,000

    Society National Bank, weekly put
      Meadowridge Investment Co. adjustable
      rate note 3.25% due January 3, 1994                 1,003,028                        1,000,000

    Society National Bank, weekly put
      Atlantic Tool & Die adjustable
      rate note 3.25% due January 3, 1994                   852,574                          850,000

    Society National Bank, weekly put
      Center Ridge Joint Venture adjustable
      rate note 3.25% due January 3, 1994                 1,003,028                        1,000,000

    Society National Bank, weekly put
      The Perlmuter Printing Co. adjustable
      rate note 3.25% due January 3, 1994                   677,043                          675,000

    Cattlemen's State Bank, certificate of
      deposit 3.0% due May 10, 1994                         321,341                          320,000

    Toronto Dominion Bank, Bankers Acceptances
      3.35% due January 27, 1994                            263,762                          263,689

             SCHEDULE I - MARKETABLE SECURITIES - OTHER INVESTMENTS
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES


                          Year Ended December 31, 1993

    COLUMN A                                                    COLUMN B                   COLUMN C
    --------                                                ------------------         -----------------
                                                             Number of Shares
                                                            or Units-Principal
                                                            Amount of Bonds and            Cost of
NAME OF ISSUER AND TITLE OF EACH ISSUE                             Notes                  Each issue
- --------------------------------------                      ------------------         -----------------
Warrants                                                         1,220 ea.                       -0-

Preferred Stock                                                    250 sh.                       -0-

Various Common Stocks                                            3,708 sh.                     3,918
                                                                                         -----------

   SHORT-TERM MONEY MARKET INVESTMENTS/OTHER                                             $22,262,607
                                                                                         ===========

Accrued Interest


    TOTAL


Other Security Investments - carried as investments
  Great Northern Iron Ore Properties, rights of
    beneficial interest certificates                         190,100 units              $  3,172,496
                                                                                        ============


    COLUMN A                                                       COLUMN D                          COLUMN E
    --------                                                ----------------------      ----------------------------------
                                                                                               Amount at Which Each
                                                                Market Value of         Portfolio of Equity Security
                                                                 Each issue at            Issues and Each Other Security
NAME OF ISSUER AND TITLE OF EACH ISSUE                        Balance Sheet Date        Issue Carried in the Balance Sheet
- --------------------------------------                      ----------------------      ----------------------------------
Warrants                                                               1,830                              -0-

Preferred Stock                                                          -0-                              -0-

Various Common Stocks                                                  1,917                            3,918
                                                                 -----------                     ------------

   SHORT-TERM MONEY MARKET INVESTMENTS/OTHER                     $22,294,523                       22,262,607
                                                                 ===========

Accrued Interest                                                                                       12,135
                                                                                                  -----------

    TOTAL                                                                                        $ 22,274,742
                                                                                                 ============

Other Security Investments - carried as investments
  Great Northern Iron Ore Properties, rights of
    beneficial interest certificates                             $ 7,675,288                     $  3,172,496
                                                                ============                     ============

NOTE:  The short-term securities are carried in the consolidated balance sheet at cost.

                                              SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                                               OGLEBAY NORTON COMPANY AND SUBSIDIARIES

      COLUMN A                         COLUMN B        COLUMN C         COLUMN D           COLUMN E               COLUMN F
      --------                         --------        --------         --------           --------               --------
                                     Balance at                                                                  Balance at
                                      Beginning       Additions        Retirements      Other Charges              End of
  Classification                      of Period        at Cost          or Sales         Add (Deduct)              Period
  --------------                      ---------       ---------       -------------      ------------          ---------------
YEAR ENDED DECEMBER 31, 1993:

  Marine Transportation              $239,760,249    $   364,164(1)   $   124,771       $         -0-          $ 239,999,642

  Industrial Mining                    49,016,019        943,125(2)        47,894                 -0-             49,911,250

  Manufacturing                        15,088,124      1,201,844(3)        36,972                 -0-             16,252,996

  Other                                29,293,167        412,042(4)    16,507,521(5)              -0-             13,197,688
                                     ------------    -----------      -----------       -------------          -------------
                                     $333,157,559    $ 2,921,175      $16,717,158       $         -0-          $ 319,361,576
                                     ============    ===========      ===========       =============          =============

YEAR ENDED DECEMBER 31, 1992:

  Marine Transportation              $235,747,307    $ 3,358,178(6)   $    52,677       $    707,441 (6)       $ 239,760,249

  Industrial Mining                    48,087,922      1,545,379(7)       710,127(9)          92,845              49,016,019

  Manufacturing                        17,797,992      3,622,162(8)       378,026        ( 5,954,004)(11)         15,088,124

  Other                                43,652,920        200,871          910,948(10)    (13,649,676)(12)         29,293,167
                                     ------------    -----------      -----------       ------------           -------------
                                     $345,286,141    $ 8,726,590      $ 2,051,778       $(18,803,394)          $ 333,157,559
                                     ============    ===========      ===========       ============           =============

YEAR ENDED DECEMBER 31, 1991:

   Marine Transportation             $235,752,360    $       -0-      $       -0-       $     (5,053)          $ 235,747,307

   Industrial Mining                   47,487,212      1,880,064(13)      887,040(16)      ( 392,314)(17)         48,087,922

   Manufacturing                       16,737,633      1,139,630(14)       16,271          (  63,000)             17,797,992

   Other                               43,368,904        626,702(15)      314,348          (  28,338)             43,652,920
                                     ------------    -----------      -----------       ------------           -------------
                                     $343,346,109    $ 3,646,396      $ 1,217,659       $  ( 488,705)          $ 345,286,141
                                     ============    ===========      ===========       ============           =============

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                  Years Ended December 31, 1993, 1992 and 1991



Note  1 - Capitalization of the Registrant's five year vessel inspection costs.

Note 2 - Expansion and replacement of equipment at the Registrant's Texas Mining Company, California Silica Products Company and Central Silica Company.

Note 3 - Expansion and replacement of equipment at the Registrant's Ferro Engineering Plant, ONCo Minerals, Inc., Indiana Manufacturing Company and Tuscarawas Manufacturing Company.

Note 4 - Leasehold improvements and equipment replacement at the Registrant's corporate offices.

Note 5 - Sale of Registrant's Licking River Terminal assets and the sale of the property owned by the Registrant in Ohio.

Note 6 - Capitalization of Registrant's five year vessel inspection costs and boiler rework to one of Registrant's vessels.

Note 7 - Expansion and replacement of equipment at the Registrant's Texas Mining Company, Central Silica Company, and California Silica Company.

Note 8 - Purchase of West Minerals and expansion and replacement at the Registrant's Ferro Engineering Plant, T & B Foundry Company, Indiana Manufacturing Company and the Brownsville Briquetting Plant.

Note  9 - Retirement of equipment primarily at Registrant's Central Silica
          Company.

Note 10 - Sale of North Carolina sand property and retirement of equipment and furniture at the Registrant's corporate offices.

Note 11 - Write-off of properties and equipment in connection with the disposal of the Registrant's T & B Foundry Company and write down of equipment principally at the Registrant's Canadian Ferro Hot Top Specialty LTD.

Note 12 - Reclassification of properties and equipment of the Registrant's discontinued operation, Saginaw Mining Company, amounting to $13,381,675 and the write-off of land owned by the Registrant in Tennessee and Minnesota.

Note 13 - Expansion and replacement of equipment at the Registrant's Texas Mining Company, California Silica Products Company and Central Silica Company.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                  Years Ended December 31, 1993, 1992 and 1991



Note 14 - Expansion and replacement of equipment principally at the Registrant's Ferro Engineering Plant, Indiana Manufacturing Company, Tuscarawas Manufacturing Company and T & B Foundry Company.

Note 15 - Expansion and replacement of equipment and furniture at Registrant's corporate offices, National Perlite Products Company and Ceredo Dock

Note 16 - Retirement of equipment at the Registrant's Texas Mining Company, and Central Silica Company.

Note 17 - Write-down of equipment principally at the Registrant's Texas Mining Company.

Note 18 - The annual provisions for depreciation have been computed principally in accordance with the following ranges of lives:

               Vessels                                       10 - 50 years

               Buildings                                     12 - 40

               Dock and dock equipment                        5 - 20

               Machinery                                      3 - 15

               Mining properties and equipment                3 - 15

               Autos and trucks                               2 1/2 - 4

               Office furniture and fixtures                 10 - 15 years

               Leasehold improvements                        Term of Lease

                                 SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                                  OF PROPERTY, PLANT AND EQUIPMENT

                                               OGLEBAY NORTON COMPANY AND SUBSIDIARIES



        COLUMN A                       COLUMN B          COLUMN C         COLUMN D           COLUMN E             COLUMN F
        --------                       --------          --------         --------           --------             --------
                                      Balance at         Additions                                               Balance at
                                       Beginning     Charged to Costs                     Other Charges            End of
     Classification                    of Period       and Expenses      Retirements       Add (Deduct)            Period
     --------------                    ---------       ------------      -----------       ------------            ------
YEAR ENDED DECEMBER 31, 1993:

   Marine Transportation              $  99,023,901     $  8,157,275     $     124,771      $       -0-          $107,056,405

   Industrial Mining                     29,964,790        2,054,865            47,696              -0-            31,971,959

   Manufacturing                          7,466,338        1,019,565            36,971              -0-             8,448,932

   Other                                 25,390,838          427,067        16,332,522(1)           -0-             9,485,383
                                      -------------     ------------     -------------      -----------          ------------
                                      $ 161,845,867     $ 11,658,772     $  16,541,960      $       -0-          $156,962,679
                                      =============     ============     =============      ===========          ============

YEAR ENDED DECEMBER 31, 1992:

   Marine Transportation              $  89,035,845     $  8,676,694     $      52,677      $ 1,364,039(2)       $ 99,023,901

   Industrial Mining                     24,350,696        2,346,041           606,582        3,874,635(3)         29,964,790

   Manufacturing                         10,301,529        1,321,239           378,026       (3,778,404)(4)         7,466,338

   Other                                 34,764,129          441,638           312,905       (9,502,024)(5)        25,390,838
                                      -------------     ------------     -------------      -----------          ------------
                                      $ 158,452,199     $ 12,785,612     $   1,350,190      $(8,041,754)         $161,845,867
                                      =============     ============     =============      ===========          ============

YEAR ENDED DECEMBER 31, 1991:

   Marine Transportation              $  81,069,665     $  7,966,180     $         -0-      $       -0-          $ 89,035,845

   Industrial Mining                     22,781,985        2,422,739           854,028              -0-            24,350,696

   Manufacturing                          9,459,898          857,902            16,271              -0-            10,301,529

   Other                                 26,854,264        1,837,566           306,772        6,379,071(6)         34,764,129
                                      -------------     ------------     -------------      -----------          ------------
                                      $ 140,165,812     $ 13,084,387     $   1,177,071      $ 6,379,071          $158,452,199
                                      =============     ============     =============      ===========          ============

                    SCHEDULE VI - ACCUMULATED DEPRECIATION,
                    DEPLETION AND AMORTIZATION OF PROPERTY,
                        PLANT AND EQUIPMENT - CONTINUED
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                  Years Ended December 31, 1993, 1992 and 1991




Note 1 -  Sale of Registrant's Licking River Terminal assets.

Note 2 - Write down of vessels and related equipment of the Registrant's Columbia Transportation Division.

Note 3 - Write down of assets principally at the Registrant's California Silica Company and Texas Mining Company.

Note 4 -  Disposal of T & B Foundry Company assets.

Note 5 - Reclassification of properties and equipment of the Registrant's discontinued operation, Saginaw Mining Company, amounting to $13,133,003 and write down of assets principally at the Registrant's Saginaw Mining Company and National Perlite Products Company.

Note 6 - Write down of assets at the Registrant's Licking River Terminal Division and National Perlite Products Company.

                                              SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                                                   OGLEBAY NORTON COMPANY AND SUBSIDIARIES

  COLUMN A                                           COLUMN B                   COLUMN C                   COLUMN D     COLUMN E
  --------                                    --------------------  -----------------------------------   ----------  -----------
                                                                                Additions
                                                                    -----------------------------------
                                              Balance at Beginning  Charged to Costs  Charged to Other    Deductions-   Balance at
  Description                                      of Period          and Expenses    Accounts-Describe     Describe     of Period
                                              --------------------  ----------------  -----------------   -----------   ----------
Year Ended December 31, 1993:
  Deducted from asset accounts:
  Allowance for doubtful accounts                $     729,608         $ 1,892,419                     $   539,619(1)   $ 2,082,408

  Reserves:
    Reserve for capacity rationalization            22,437,800                 -0-                       6,312,600(2)    16,125,200
                                                 -------------         -----------                     -----------      -----------


                                                 $  23,167,408         $ 1,892,419                     $ 6,852,219      $18,207,608
                                                 =============         ===========                     ===========      ===========

Year Ended December 31, 1992:
  Deducted from asset accounts:
  Allowance for doubtful accounts                $     260,160         $   593,520                     $   124,072(1)   $   729,608

  Reserves:
    Reserve for capacity rationalization                   -0-          22,437,800                             -0-       22,437,800
                                                 -------------         -----------                     -----------      -----------
                                                 $     260,160         $23,031,320                     $   124,072      $23,167,408
                                                 =============         ===========                     ===========      ===========
Year Ended December 31, 1991:
  Deducted from asset accounts:
    Allowance for doubtful accounts              $     286,186         $    41,400                     $    67,426(1)   $   260,160
                                                 =============         ===========                     ===========      ===========

Note 1 - Uncollectible accounts written off, net of recoveries.

Note 2 - Payment of the Company's share of Eveleth Mines fixed obligations, including long-term debt.

                                                SCHEDULE IX - SHORT-TERM BORROWINGS

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES

  COLUMN A                COLUMN B             COLUMN C               COLUMN D             COLUMN E                COLUMN F
- -----------             -----------          ------------          -------------        --------------           --------------
                                                                     Maxium               Average                 Weighted
Category of                                   Weighted               Amount               Amount                  Average
 Aggregate               Balance at           Average               Outstanding          Outstanding            Interest Rate
 Short-Term                End of             Interest              During the           During the               During the
 Borrowings                Period               Rate                  Period              Period (2)              Period (3)
- ------------            ------------         ------------          -------------        ---------------         ---------------
Year Ended
 December 31, 1993            -0-                -0-                    -0-                   -0-                     -0-

Year Ended
 December 31, 1992            -0-                -0-                    -0-                   -0-                     -0-

Year Ended
 December 31, 1991
 Notes Payable to
 Bank (1)                     -0-               6.876%              $6,000,000            $1,250,000               9.755%





(1)   Notes payable to Bank represent borrowings under lines of credit borrowing arrangements.

(2)   The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

(3)   The weighted average interest rate during the period was computed by dividing the actual interest expense by average short-term debt outstanding.

                                       SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                               OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                COLUMN A                                                        COLUMN B
- ----------------------------------------------            -------------------------------------------------
                 ITEM                                                CHARGED TO COSTS AND EXPENSES
- ----------------------------------------------            -------------------------------------------------
                                                                         YEAR ENDED DECEMBER 31
                                                                         ----------------------

                                                                 1993             1992             1991
                                                                 ----             ----             ----
Maintenance and repairs                                     $10,922,116        $11,333,700     $12,852,041

Taxes, other than payroll and
  income taxes                                                1,260,576          1,529,279       1,405,259



Amounts for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, as well as royalties and advertising costs are not presented as such amounts are less than 1% of total sales and operating revenues.

Item 14 (a) 3

                                                     EXHIBIT INDEX


               SEC                                                                Location or
            Exhibit No.                Description                              Sequential Page
            -----------                -----------                              ---------------
                 3                 (a)  Restated Certificate of
                                   Incorporation

                                   (b)  By-Laws

                 4                 (a)  The Registrant is a party
                                   to instruments, copies of
                                   which will be furnished to the
                                   Securities and Exchange
                                   Commission upon request,
                                   defining the rights of holders
                                   of its long-term debt
                                   identified in Note F of Notes
                                   to Consolidated Financial
                                   Statements

                                   (b)  Form of Rights Agreement

                10                 (a)  Form of Supplemental
                                   Pension Agreements with
                                   selected former officers

                                   (b)  Agreement with Brent D.
                                   Baird

                                   (c)  Trust Agreement for
                                   Oglebay Norton Company
                                   Incentive Savings Plan and
                                   Trust (January 1, 1991
                                   Restatement)

               SEC                                                               Location or
            Exhibit No.                Description                             Sequential Page
            -----------                -----------                             ---------------
                                   (d)  Form of Change in Control
                                   Agreements with Nine Executive
                                   Officers

                                   (e)  Form of Right of First
                                   Refusal Agreements with seven
                                   Directors

                                   (f)  Agreement with John D.
                                   Weil

                                   (g)  Employment
                                   Agreement with
                                   Chairman, Pres-
                                   ident and Chief
                                   Executive Officer

                11                 Statement re:  Computation of               Not Applicable
                                   Per  Share Earnings

                12                 Statement re:  Computations of              Not Applicable
                                   Ratios

                13                 1993 Annual Report to                       Not Applicable
                                   Stockholders

                18                 Letter re:  Change in                       Not Applicable
                                   Accounting Principles

                21                 Subsidiaries of the Registrant

                22                 Published Report Regarding                  Not Applicable
                                   Matters Submitted to Vote of
                                   Security Holders

                23                 Consent of Independent
                                   Auditors

                24                 Power of Attorney                           Not Applicable

                28                 Information from reports                    Not Applicable
                                   furnished to state insurance
                                   regulatory authorities

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES




  COLUMN A                                           COLUMN B                   COLUMN C                   COLUMN D     COLUMN E
  --------                                    --------------------  -----------------------------------   ----------  -----------
                                                                                Additions
                                                                    -----------------------------------
                                              Balance at Beginning     Charged to     Charged to Other    Deductions-   Balance at
  Description                                      of Period        CostsandExpenses  Accounts-Describe     Describe     of Period
                                              --------------------  ----------------  -----------------   -----------   ----------
Year Ended December 31, 1993:
  Deducted from asset accounts:
  Allowance for doubtful accounts                $     729,608         $ 1,892,419                     $   539,619(1)   $ 2,082,408

  Reserves:
    Reserve for capacity rationalization            22,437,800                 -0-                       6,312,600(2)    16,125,200
                                                 -------------         -----------                     -----------      -----------


                                                 $  23,167,408         $ 1,892,419                     $ 6,852,219      $18,207,608
                                                 =============         ===========                     ===========      ===========

Year Ended December 31, 1992:
  Deducted from asset accounts:
  Allowance for doubtful accounts                $     260,160         $   593,520                     $   124,072(1)   $   729,608

  Reserves:
    Reserve for capacity rationalization                   -0-          22,437,800                             -0-       22,437,800
                                                 -------------         -----------                     -----------      -----------
                                                 $     260,160         $23,031,320                     $   124,072      $23,167,408
                                                 =============         ===========                     ===========      ===========
Year Ended December 31, 1991:
  Deducted from asset accounts:
    Allowance for doubtful accounts              $     286,186         $    41,400                     $    67,426(1)   $   260,160
                                                 =============         ===========                     ===========      ===========

Note 1 - Uncollectible accounts written off, net of recoveries.

Note 2 - Payment of the Company's share of Eveleth Mines fixed obligations, including long-term debt.

                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES



      COLUMN A                         COLUMN B        COLUMN C         COLUMN D           COLUMN E               COLUMN F
      --------                         --------        --------         --------           --------               --------
                                     Balance at                                                                  Balance at
                                      Beginning       Additions        Retirements      Other Charges              End of
  Classification                      of Period        at Cost          or Sales         Add (Deduct)              Period
  --------------                      ---------       ---------       -------------      ------------          ---------------
YEAR ENDED DECEMBER 31, 1993:

  Marine Transportation              $239,760,249    $   364,164(1)   $   124,771       $         -0-          $ 239,999,642

  Industrial Mining                    49,016,019        943,125(2)        47,894                 -0-             49,911,250

  Manufacturing                        15,088,124      1,201,844(3)        36,972                 -0-             16,252,996

  Other                                29,293,167        412,042(4)    16,507,521(5)              -0-             13,197,688
                                     ------------    -----------      -----------       -------------          -------------
                                     $333,157,559    $ 2,921,175      $16,717,158       $         -0-          $ 319,361,576
                                     ============    ===========      ===========       =============          =============

YEAR ENDED DECEMBER 31, 1992:

  Marine Transportation              $235,747,307    $ 3,358,178(6)   $    52,677       $     707,441(6)       $ 239,760,249

  Industrial Mining                    48,087,922      1,545,379(7)       710,127(9)           92,845             49,016,019

  Manufacturing                        17,797,992      3,622,162(8)       378,026        ( 5,954,004)(11)         15,088,124

  Other                                43,652,920        200,871          910,948(10)    (13,649,676)(12)         29,293,167
                                     ------------    -----------      -----------       ------------           -------------
                                     $345,286,141    $ 8,726,590      $ 2,051,778       $(18,803,394)          $ 333,157,559
                                     ============    ===========      ===========       ============           =============

YEAR ENDED DECEMBER 31, 1991:

   Marine Transportation             $235,752,360    $       -0-      $       -0-       $     (5,053)          $ 235,747,307

   Industrial Mining                   47,487,212      1,880,064(13)      887,040(16)      ( 392,314)(17)         48,087,922

   Manufacturing                       16,737,633      1,139,630(14)       16,271          (  63,000)             17,797,992

   Other                               43,368,904        626,702(15)      314,348          (  28,338)             43,652,920
                                     ------------    -----------      -----------       ------------           -------------
                                     $343,346,109    $ 3,646,396      $ 1,217,659       $  ( 488,705)          $ 345,286,141
                                     ============    ===========      ===========       ============           =============