Form 10-Q
period 1994-03-31
OGLEBAY NORTON CO
filed 1994-05-16
CIK 73918

                                                    Sequential Page 1 of 9 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





         For Quarter Ended March 31, 1994 Commission File number 0-663
                           --------------

                             OGLEBAY NORTON COMPANY
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    34-0158970
- - -------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


1100 Superior Avenue          Cleveland, Ohio        44114-2598
- - -----------------------------------------------------------------------
    (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code   216 861-3300
                                                            ------------

                                      None
              ---------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X                No
                                ---                  ---

Shares of Common Stock outstanding at April 30, 1994:  2,491,326
                                                       ---------
Index on sequential page 2.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                     INDEX




                                                                                                       Sequential
                                                                                                       Page Number
                                                                                                       -----------
   Part I.  Financial Information
   ------------------------------

         Consolidated Condensed Balance
         Sheet (Unaudited) - March 31, 1994 and
         December 31, 1993                                                                                   3

         Consolidated Condensed Statement of
         Operations (Unaudited) - Three Months
         Ended March 31, 1994 and 1993                                                                       4

         Consolidated Condensed Statement of
         Cash Flows (Unaudited) - Three Months
         Ended March 31, 1994 and 1993                                                                       5

         Notes to Consolidated Condensed Financial
         Statements                                                                                          6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                        7 - 8



   Part II.  Other Information                                                                               9
   ---------------------------




                         Part I.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                  ASSETS
                  ------
                                                                 March 31          December 31
                                                                   1994                1993
                                                               ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                                    $ 12,165,567        $ 21,243,064
  Investments                                                     6,482,400                 -0-
  Accounts receivable less
    allowances (1994-$2,047,000;
    1993-$2,082,000)                                             20,781,590          28,291,306
  Inventories
    Raw materials and finished products                           4,350,581           4,354,120
    Operating supplies                                            2,299,018           2,305,719
                                                               ------------        ------------
                                                                  6,649,599           6,659,839
  Deferred income taxes                                           2,591,985           3,801,985
  Prepaid insurance and other expenses                            7,089,352           2,191,166
                                                               ------------        ------------

      TOTAL CURRENT ASSETS                                       55,760,493          62,187,360




INVESTMENTS AND LONG-TERM RECEIVABLES                            11,483,262          14,871,623

PROPERTIES AND EQUIPMENT                                        319,454,306         319,392,610
  Less allowances for depreciation
   and amortization                                             156,681,163         156,962,679
                                                               ------------        ------------
                                                                162,773,143         162,429,931










PREPAID PENSION COSTS AND OTHER ASSETS                           19,889,350          20,228,456
                                                               ------------        ------------
                                                               $249,906,248        $259,717,370
                                                               ============        ============




                         Part I.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
                                                            March 31         December 31
                                                              1994              1993
                                                          ------------      ------------
         CURRENT LIABILITIES
           Current portion of long-term debt              $ 11,083,057      $ 11,189,664
           Accounts payable                                  3,905,145         4,021,985
           Payrolls and other accrued compensation           2,258,479         4,828,016
           Accrued taxes and other expenses                 14,075,424        12,772,672
           Income taxes                                     (1,088,393)          733,414
           Reserve for capacity rationalization              6,312,600         6,312,600
                                                          ------------      ------------

              TOTAL CURRENT LIABILITIES                     36,546,312        39,858,351




         LONG-TERM DEBT, less current portion               63,974,913        69,344,025
         POSTRETIREMENT BENEFITS OBLIGATION                 30,671,316        30,285,278
         OTHER LONG-TERM LIABILITIES                        27,837,600        30,958,323
         DEFERRED INCOME TAXES                              19,353,153        19,398,153

         STOCKHOLDERS' EQUITY
           Preferred stock, without par value,
             authorized 5,000,000 shares;
             none issued                                           -0-               -0-
           Common stock, par value $1 per share,
             authorized 10,000,000 shares;
             issued 3,626,666 shares                         3,626,666         3,626,666
           Additional capital                                8,988,043         8,988,043
           Unrealized gains                                  2,348,564               -0-
           Retained earnings                                88,132,852        88,773,915
                                                          ------------      ------------
                                                           103,096,125       101,388,624

           Treasury stock, at cost - 1,135,240
             and 1,122,740 shares at respective dates      (28,965,201)      (28,681,694)
           Unallocated Employee Stock Ownership
             Plan shares                                   ( 2,607,970)      ( 2,833,690)
                                                          ------------      ------------
                                                            71,522,954        69,873,240
                                                          ------------      ------------
                                                          $249,906,248      $259,717,370
                                                          ============      ============


See notes to consolidated condensed financial statements.

                                                        -3-



                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31
                                                                        -------------------------------------
                                                                              1994                   1993
                                                                              ----                   ----
REVENUES
   Net sales                                                             $ 29,138,967            $ 15,090,982
   Operating revenues                                                       1,278,255               1,414,081
   Sales commissions, royalties
      and management fees                                                     952,353                 710,607
   Gain on sale of assets                                                     402,190                  29,635
   Interest, dividends and other income                                       270,559                 334,771
                                                                         ------------            ------------
                                                                           32,042,324              17,580,076

COSTS AND EXPENSES
   Cost of goods sold                                                      25,034,730              13,318,944
   Operating expenses                                                       1,134,976               1,304,866
   General, administrative and
      selling expenses                                                      4,211,175               3,865,088
   Reserve for doubtful accounts                                               58,094                  46,338
   Other expense                                                              381,145                 246,881
   Interest expense                                                         1,415,982               1,790,198
                                                                         ------------            ------------
                                                                           32,236,102              20,572,315

Income (loss) before income taxes                                            (193,778)             (2,992,239)
Income taxes (benefit)                                                       ( 51,000)             (  904,000)
                                                                         ------------            ------------
NET INCOME (LOSS)                                                        $   (142,778)           $ (2,088,239)
                                                                         ============            ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK                              $       (.06)           $       (.83)
                                                                         ============            ============

DIVIDENDS PER SHARE OF COMMON STOCK                                      $        .20            $        .20
                                                                         ============            ============

Average number of shares of Common Stock
    outstanding                                                             2,493,398               2,512,926




See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                          -------------------------------------
                                                                                                1994                    1993
                                                                                                ----                    ----
OPERATING ACTIVITIES
  Net income (loss)                                                                       $ ( 142,778)            $ ( 2,088,239)
  Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
      Depreciation and amortization                                                         1,460,491                 1,238,455
      Deferred income taxes                                                                (   45,000)                  127,710
      Gain on sale of assets                                                               (  402,190)              (    29,635)
      Prepaid pension costs and other assets                                                  161,258               (   166,851)
      Deferred vessel maintenance costs                                                    (4,245,270)              ( 5,235,864)
      Decrease (increase) in accounts receivable                                            7,718,808                 5,684,039
      Decrease (increase) in inventories                                                       10,240               (   170,763)
      Increase (decrease) in accounts payable                                              (  116,840)                   45,708
      Increase (decrease) in income taxes                                                  (1,821,807)              ( 1,062,148)
      Increase (decrease) in accrued taxes and other accruals                              (1,157,675)              ( 1,714,706)
      Other operating activities                                                           (1,661,315)              ( 6,174,052)
                                                                                         ------------              ------------

      NET CASH USED IN OPERATING ACTIVITIES                                                (  242,078)              ( 9,546,346)

INVESTING ACTIVITIES
  Proceeds from sale of assets                                                                652,748                    29,833
  Purchase of properties and equipment                                                     (1,295,690)              (   542,650)
  Investments in Iron Ore                                                                  (1,434,966)              ( 1,417,710)
                                                                                         ------------              ------------
      NET CASH USED IN INVESTING ACTIVITIES                                                (2,077,908)              ( 1,930,527)

FINANCING ACTIVITIES
  Payments on long-term debt                                                               (5,975,720)              (   975,720)
  Dividends paid                                                                           (  498,285)              (   502,585)
  Purchase of treasury stock                                                               (  283,506)                      -0-
                                                                                         ------------              ------------
      NET CASH USED IN FINANCING ACTIVITIES                                                (6,757,511)              ( 1,478,305)
                                                                                         ------------              ------------
  Decrease in cash and cash equivalents                                                    (9,077,497)              (12,955,178)

CASH AND CASH EQUIVALENTS, JANUARY 1                                                       21,243,064                23,332,342
                                                                                         ------------              ------------
CASH AND CASH EQUIVALENTS, MARCH 31                                                      $ 12,165,567              $ 10,377,164
                                                                                         ============              ============

See notes to consolidated condensed financial statements.


                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. Certain amounts in the prior year have been reclassified to conform with the 1994 consolidated condensed financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1993 annual report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. The Registrant's wholly owned subsidiary Saginaw Mining Company, ceased operation of its St. Clairsville, Ohio coal mine on August 28, 1992, and began the mine closing process. Permanent closure of the mine was completed in 1993. Closure costs of this discontinued operation are being fully funded by a public utility customer, as required by contract. Final settlement and funding of the closure costs has been extended to July 31, 1994, at the request of the customer. Remaining liabilities related to the discontinued operation are included in the accounts of the Registrant on the consolidated condensed balance sheet.

4. In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Registrant adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,971,792 (net of $1,531,000 in income taxes) to reflect unrealized holding gains on investments reported as available-for-sale. Unrealized holding gains of $2,348,564 (net of $1,210,000 in income taxes) are included in stockholders' equity at March 31, 1994. In accordance with the Statement, prior year financial statements have not been restated for the accounting change.

5. Available-for-sale investments are carried at fair value, based on quoted market prices, and are reported as a current asset in the consolidated condensed balance sheet. Realized gains and losses on the sale of such investments are based on average cost. In 1993, the Registrant reported these investments at the lower of cost or market and as long-term.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

                              FINANCIAL CONDITION
                              -------------------

                  At March 31, 1994 the Registrant's net current assets were $19,215,000 as compared to $22,329,000 at December 31, 1993. Net current assets declined from the end of last year primarily as a result of the purchase of properties and equipment, the reduction of long-term debt and other liabilities, the payment of dividends, the purchase of Treasury Stock, and the payment of the Registrant's portion of Eveleth Mines debt. This decline was partially offset by the reclassification of available-for-sale investments to current assets.

                  During the first quarter of 1994, the Registrant purchased 12,500 shares of its Common Stock on the open market and placed these shares in treasury. The Registrant declared and paid dividends of $.20 per share in the first quarter of 1994 and 1993.

                  Cash flow from operations in the first quarter of 1994 improved from the first quarter of 1993 and was very close to breakeven. This represents strong cash flow performance for the Registrant in a period of traditionally slow seasonal business activity. As a result of its improved cash position, the Registrant repaid a total of $5,000,000 of its revolving credit long-term borrowings in January and February of 1994. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1994.

                             RESULTS OF OPERATIONS
                             ---------------------

                 THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1993


                  The Registrant's 1994 first quarter consolidated net loss was $143,000 or $.06 per share on consolidated revenues of $32,042,000 compared to a net loss of $2,088,000 or $.83 per share on revenues of $17,581,000 for the same quarter in 1993. Consolidated net sales, operating revenues, sales commissions, royalties and management fees amounted to $31,370,000 in the first quarter of 1994, an 82% improvement over the 1993 first quarter level of $17,216,000. The Company's first quarter results reflect the seasonal nature of a substantial portion of its business and are not indicative of the results anticipated for the full year.

                  In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As further described in Notes 4 and 5 to the consolidated condensed financial statements, the Registrant adopted the provisions of the new standard, effective January 1, 1994. Included in first quarter 1994 revenues is $339,000 of gains on the sale of available-for-sale investments.

                 THREE MONTHS ENDED MARCH 31, 1994 COMPARED TO
                       THREE MONTHS ENDED MARCH 31, 1993



                  Interest expense declined 21% in the first quarter of 1994, compared to the same quarter in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1993 and an overall reduction in debt.

                  Operating results of the Registrant's business segments for the first quarter ended March 31, 1994 and 1993 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

                  Operating revenues for the Registrant's Marine Transportation segment amounted to $478,000 for the first quarter of 1994 compared to $489,000 for the first quarter of 1993. The segment's operating loss of $727,000 for the first quarter of 1994 declined 8% compared to $794,000 for the first quarter of 1993. The improvement is primarily a result of shuttle service provided to a customer to transport iron ore within the Cuyahoga River during January and February. Due to severe ice conditions on the Great Lakes, the start of the Registrant's shipping season was delayed until April 1994. In 1993, the fleet began the shipping season with three vessels in March. Presently, eleven of the Registrant's vessels are in operation with a planned twelfth vessel to sail at the end of the second quarter.

                  Net sales, royalties and management fees for the Registrant's Iron Ore segment increased to $14,070,000 for the first quarter of 1994 compared to $1,661,000 for the first quarter of 1993 as a result of additional tonnage requirements by consumers. The segment's 1994 first quarter operating profit of $2,191,000 compared to a profit of $53,000 for the first quarter of 1993. The improvement was attributable to new sales, coupled with cost containment efforts at the Registrant's Eveleth Mines iron ore operations.

                  Net sales for the Registrant's Industrial Sands segment amounted to $6,236,000 for the first quarter of 1994, a 6% increase over 1993 first quarter sales of $5,866,000. The segment's 1994 first quarter operating profit of $273,000 was comparable to a $239,000 profit for the first quarter of 1993.

                  Net sales for the Registrant's Refractories and Minerals segment, previously identified as the Manufacturing segment, amounted to $9,624,000 for the first quarter of 1994, which was a 20% improvement compared to $7,999,000 for the same period in 1993. Operating profit for the segment was $524,000 for the first quarter of 1994 which was a 24% improvement compared to $422,000 for the same period in 1993. Concentrated efforts to improve sales through product line diversification and technical assistance accounted for the increases in 1994.

                        PART II.  OTHER INFORMATION
                        ---------------------------


Item 6.  Exhibits and Reports on Form 8-K
- - ------   --------------------------------

                   (a)  Exhibits - None

                   (b)  Reports on Form 8-K - None





                                   SIGNATURES



                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                OGLEBAY NORTON COMPANY


DATE: May 16, 1994                    By:
                                         ------------------------------
                                                 R. J. Kessler
                                                Vice President -
                                            Finance and Development
                                          On behalf of the Registrant
                                          and as Principal Financial
                                             and Accounting Officer