Form 10-Q
period 1994-06-30
OGLEBAY NORTON CO
filed 1994-08-15
CIK 73918

                                                   Sequential Page 1 of 12 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





          For Quarter Ended June 30, 1994 Commission File number 0-663
                            -------------                        -----

                            OGLEBAY NORTON COMPANY
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       34-0158970
      -------------------------------                    -----------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)


        1100 Superior Avenue          Cleveland, Ohio        44114-2598
      --------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code   216 861-3300
                                                            ------------

                                     None
      --------------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

              Yes   X                           No
                  -----                            -----
Shares of Common Stock outstanding at July 31, 1994:  2,491,226
                                                      ---------
Index on sequential page 2.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                     INDEX





                                                                 SEQUENTIAL
                                                                 PAGE NUMBER
                                                                -------------
   PART I.  FINANCIAL INFORMATION
   ------------------------------

         Consolidated Condensed Balance
         Sheet (Unaudited) - June 30, 1994 and
         December 31, 1993                                           3

         Consolidated Condensed Statement of
         Operations (Unaudited) - Three Months
         Ended June 30, 1994 and 1993 and Six
         Months Ended June 30, 1994 and 1993                         4

         Consolidated Condensed Statement of
         Cash Flows (Unaudited) - Six Months
         Ended June 30, 1994 and 1993                                5

         Notes to Consolidated Condensed Financial
         Statements                                                6 - 7

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                8 - 11



   PART II.  OTHER INFORMATION                                       12
   ---------------------------

                         PART I.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                 ASSETS
                 ------                                      June 30         December 31
                                                              1994             1993
                                                          ------------      ------------
CURRENT ASSETS
  Cash and cash equivalents                               $ 11,814,807      $ 21,243,064
  Investments                                                6,504,063               -0-
  Accounts receivable less
    allowances (1994-$406,000;
    1993-$2,082,000)                                        28,429,123        28,291,306
  Inventories
    Raw materials and finished products                      4,723,873         4,354,120
    Operating supplies                                       2,228,231         2,305,719
                                                          ------------      ------------
                                                             6,952,104         6,659,839
  Deferred income taxes                                      2,498,985         3,801,985
  Prepaid insurance and other expenses                       7,733,930         2,191,166
                                                          ------------      ------------
      TOTAL CURRENT ASSETS                                  63,933,012        62,187,360

INVESTMENTS                                                 11,197,952        14,871,623

PROPERTIES AND EQUIPMENT                                   310,054,529       319,392,610
  Less allowances for depreciation
   and amortization                                        150,384,094       156,962,679
                                                          ------------      ------------
                                                           159,670,435       162,429,931

PREPAID PENSION COSTS AND OTHER ASSETS                      21,055,209        20,228,456
                                                          ------------      ------------
                                                          $255,856,608      $259,717,370
                                                          ============      ============
                 LIABILITIES AND STOCKHOLDERS' EQUITY
                 ------------------------------------
                                                             June 30        December 31
                                                              1994             1993
                                                          ------------      ------------
CURRENT LIABILITIES
  Current portion of long-term debt                       $ 11,476,450      $ 11,189,664
  Accounts payable                                           7,605,114         4,021,985
  Payrolls and other accrued compensation                    3,876,862         4,828,016
  Accrued taxes and other expenses                          13,853,755        12,772,672
  Income taxes                                               1,790,824           733,414
  Reserve for capacity rationalization                       6,312,600         6,312,600
                                                          ------------      ------------
     TOTAL CURRENT LIABILITIES                              44,915,605        39,858,351

LONG-TERM DEBT, less current portion                        53,355,800        69,344,025
POSTRETIREMENT BENEFITS OBLIGATION                          31,137,856        30,285,278
OTHER LONG-TERM LIABILITIES                                 28,035,147        30,958,323
DEFERRED INCOME TAXES                                       20,148,153        19,398,153

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                                   -0-                -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 3,626,666 shares                                  3,626,666         3,626,666
  Additional capital                                         8,988,043         8,988,043
  Unrealized gains                                           2,529,225               -0-
  Retained earnings                                         94,472,621        88,773,915
                                                          ------------      ------------
                                                           109,616,555       101,388,624

  Treasury stock, at cost - 1,135,440
    and 1,122,740 shares at respective dates               (28,970,258)      (28,681,694)
  Unallocated Employee Stock Ownership
  Plan shares                                              ( 2,382,250)      ( 2,833,690)
                                                          ------------      ------------
                                                            78,264,047        69,873,240
                                                          ------------      ------------
                                                          $255,856,608      $259,717,370
                                                          ============      ============

See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 Three Months Ended                       Six Months Ended
                                                                      June 30                                  June 30
                                                          ----------------------------------        ------------------------------
                                                               1994                  1993             1994               1993
                                                               ----                  ----             ----               ----
REVENUES
   Net sales                                              $ 28,677,654          $ 22,029,237      $ 57,816,621        $ 37,120,219
   Operating revenues                                       24,808,818            24,974,863        26,087,073          26,388,944
   Sales commissions, royalties
      and management fees                                      966,560               964,192         1,917,913           1,674,799
                                                         -------------         -------------      ------------      --------------
                                                            54,453,032            47,968,292        85,821,607          65,183,962

COSTS AND EXPENSES
   Cost of goods sold                                       25,096,632            18,289,570        50,131,362          31,608,514
   Operating expenses                                       20,865,540            21,082,111        22,000,516          22,386,977
   General, administrative and
      selling expenses                                       4,056,843             4,051,276         8,268,018           7,916,364
   Reserve for doubtful accounts                                31,844             1,253,299            89,938           1,299,637
                                                         -------------         -------------      ------------      --------------
                                                            50,050,859            44,676,256        80,489,834          63,211,492

INCOME FROM OPERATIONS                                       4,402,173             3,292,036         5,331,773           1,972,470

Gain on sale of assets                                       6,984,053             2,656,811         7,386,243           2,686,446
Interest, dividends and other income                           315,471               333,484           585,730             668,255
Other expense                                                  501,920               361,781           883,065             608,662
Interest expense                                             1,392,442             1,877,735         2,808,424           3,667,933
                                                         -------------         -------------       -----------       -------------

Income before income taxes                                   9,806,035             4,042,815         9,612,257           1,050,576
Income taxes                                                 2,968,000             1,233,000         2,917,000             329,000
                                                         -------------         -------------      ------------       -------------

NET INCOME                                                $  6,838,035          $  2,809,815      $  6,695,257        $    721,576
                                                          ============          ============       ===========        ============

NET INCOME PER SHARE OF COMMON STOCK                      $       2.75          $       1.12      $       2.69        $        .29
                                                          ============          ============      ============        ============

DIVIDENDS PER SHARE OF COMMON STOCK                       $        .20          $        .20      $        .40        $        .40
                                                          ============          ============      ============        ============

Average number of shares of Common Stock
    outstanding                                              2,491,291             2,512,926          2,492,339           2,512,926





See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                   Six Months Ended
                                                                                                        June 30
                                                                                     -------------------------------------------
                                                                                          1994                  1993
                                                                                          ----                  ----
OPERATING ACTIVITIES
   Net income                                                                      $ 6,695,257              $   721,576
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                  5,686,366                5,610,263
      Deferred income taxes                                                            750,000                  632,710
      Gain on sale of assets                                                        (7,386,243)            (  2,686,446)
      Prepaid pension costs and other assets                                        (1,182,450)            (    949,330)
      Decrease (increase) in accounts receivable                                    (1,054,112)            (  6,742,584)
      Decrease (increase) in inventories                                            (  447,671)            (    299,811)
      Increase (decrease) in accounts payable                                        2,198,462                  574,503
      Other operating activities                                                    (3,108,929)             (10,727,661)
                                                                                  ------------              -----------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            2,150,680              (13,866,780)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                     10,734,898                7,033,863
   Purchase of properties and equipment                                             (3,156,101)             ( 1,540,294)
   Investments in Iron Ore                                                          (1,671,180)             ( 1,447,278)
                                                                                  ------------             ------------

      NET CASH PROVIDED BY INVESTING ACTIVITIES                                      5,907,617                4,046,291

FINANCING ACTIVITIES
   Payments on long-term debt                                                      (16,201,439)             ( 3,951,439)
   Dividends paid                                                                  (   996,551)             ( 1,005,170)
   Purchase of treasury stock                                                      (   288,564)                     -0-
                                                                                  ------------          ---------------

      NET CASH USED IN FINANCING ACTIVITIES                                        (17,486,554)             ( 4,956,609)
                                                                                  ------------            -------------

   Decrease in cash and cash equivalents                                           ( 9,428,257)             (14,777,098)

CASH AND CASH EQUIVALENTS, JANUARY 1                                                21,243,064               23,332,342
                                                                                  ------------             ------------

CASH AND CASH EQUIVALENTS, JUNE 30                                                $ 11,814,807             $  8,555,244
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

3. On June 24, 1994, the Registrant sold for cash its Ceredo coal handling dock resulting in a $6,518,000 pretax gain.

4. Effective April 1, 1994, the Registrant extended the period by 15 days over which certain fixed costs are amortized for its Marine Transportation segment to approximate the navigation season. These costs were amortized over the period of April 1 through November 30 in the prior year. The change, which will have no impact on annual results, had the effect of reducing operating expenses by $418,000 and increasing net income by $276,000 or $.11 per share in the second quarter and first half of 1994.

5. In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Registrant adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,971,792 (net of $1,531,000 in income taxes) to reflect unrealized holding gains on investments reported as available-for-sale. Unrealized holding gains of $2,529,225 (net of $1,303,000 in income taxes) are included in stockholders' equity at June 30, 1994. In accordance with the Statement, prior year financial statements have not been restated for the accounting change.

6. Available-for-sale investments are carried at fair value, based on quoted market prices, and are reported as a current asset in the consolidated condensed balance sheet. Realized gains and losses on the sale of such investments are based on average cost. In 1993, the Registrant reported these investments at the lower of cost or market and as long-term.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS  (CONTINUED)



7. In June 1993, the Registrant recorded a reserve of $1,200,000 against a coal customer accounts receivable. The Registrant fully reserved for this receivable by recording an additional provision of $500,000 in December 1993.

8. On April 19, 1993, the Registrant sold its unsecured bankruptcy claim against LTV Steel Company, Inc. (LTV) for cash resulting in a $2,653,000 pretax gain. The Registrant would have received certain equities in LTV as settlement of its claim had the sale for cash not been affected.

9. The Registrant's wholly owned subsidiary Saginaw Mining Company, ceased operation of its St. Clairsville, Ohio coal mine on August 28, 1992, and began the mine closing process. Permanent closure of the mine was completed in 1993. Closure costs of this discontinued operation are being fully funded by a public utility customer, as required by contract. Final settlement and funding of remaining closure costs is expected to occur by the end of 1994. Remaining liabilities related to the discontinued operation are included in the accounts of the Registrant on the consolidated condensed balance sheet.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


                 Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first six months of the year are not necessarily indicative of the results to be expected for the full year.

                              FINANCIAL CONDITION
                              -------------------
                 At June 30, 1994 the Registrant's net current assets were $19,017,000 as compared to $22,329,000 at December 31, 1993. Net current assets declined from the end of last year primarily as a result of the purchase of properties and equipment, the reduction of long-term debt and other liabilities, the payment of dividends, the purchase of Treasury Stock, and the payment of the Registrant's portion of Eveleth Mines debt. This decline was partially offset by the reclassification of available-for-sale investments to current assets.

                 The Registrant purchased 200 shares of its Common Stock on the open market in the second quarter of 1994 and 12,700 shares in the first half of 1994 and placed these shares in treasury. The Registrant made no purchases of its Common Stock in the first half of 1993. The Registrant declared and paid dividends of $.20 per share in the second quarter of 1994 and 1993 and $.40 per share in the first half of 1994 and 1993.

                 During the second quarter of 1994, the Registrant sold for cash its Ceredo coal handling dock resulting in a $6,518,000 pretax gain. During the second quarter of 1993, the Registrant sold for cash its unsecured bankruptcy claim against LTV Steel Company, Inc. resulting in a $2,653,000 pretax gain.

                 Cash flow from operations in the first half of 1994 improved significantly compared to the first half of 1993. As a result of its improved cash position, the Registrant repaid a total of $16,201,000 of its debt in the first half of 1994 compared with $3,951,000 for the same period in 1993. Included in 1994 is a $10,000,000 reduction in revolving credit debt with no balance presently outstanding. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1994.


                             RESULTS OF OPERATIONS
                             ---------------------
                   SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1993


                 The Registrant's 1994 first half consolidated net income was $6,695,000 or $2.69 per share on consolidated revenues of $85,822,000 compared to net income of $722,000 or $.29 per share on revenues of $65,184,000 for the first half of 1993. Consolidated revenues for the first half of 1994 improved 32% compared to the first half of 1993.

                       ---------------------------------
                   SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1993


                 In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As further described in Notes 5 and 6 to the consolidated condensed financial statements, the Registrant adopted the provisions of the new standard, effective January 1, 1994. Gains on the sale of available-for-sale investments of $374,000 and $713,000 are included in the second quarter and first half 1994, respectively.

                 As described in Note 4 to the consolidated condensed financial statements, the Registrant extended the period over which certain fixed costs are amortized for its Marine Transportation segment, effective April 1, 1994. The change reduced operating expenses by $418,000 and increased net income by $276,000 or $.11 per share in the second quarter and first half of 1994.

                 During the second quarter of 1994 the Registrant sold for cash its Ceredo coal handling dock located in West Virginia resulting in a $6,518,000 pretax gain. Second quarter and first half 1994 net income increased $4,302,000 or $1.73 per share as a result of the gain. During the second quarter of 1993 the Registrant sold for cash its unsecured claim against LTV Steel Company, Inc. resulting in a $2,653,000 pretax gain and recorded a $1,200,000 reserve against a coal customer accounts receivable. Second quarter and first half 1993 net income increased $959,000 or $.38 per share related to the gain, partially offset by the accounts receivable reserve.

                 Interest expense declined 23% in the first half of 1994, compared to the same period in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1993 and an overall reduction in debt.

                 Operating results of the Registrant's business segments for the six months ended June 30, 1994 and 1993 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

                 Operating revenues for the Registrant's Marine Transportation segment amounted to $24,481,000 for the first half of 1994 compared to $24,619,000 for the first half of 1993. The segment's operating profit of $2,340,000 for the first half of 1994 increased 8% compared to $2,172,000 for the first half of 1993. Due to severe ice conditions on the Great Lakes, the start of the Registrant's shipping season was delayed until April 1994 when eleven vessels were put into operation. A twelfth vessel was brought into service in June 1994 as demand for coal, iron ore and limestone transportation remains high. The Registrant expects a good year for its Marine Transportation segment despite the delayed start. Marine Transportation had ten vessels operating at June 30, 1993.

                       ----------------------------------
                   SIX MONTHS ENDED JUNE 30, 1994 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1993


                 Net sales, royalties and management fees for the Registrant's Iron Ore segment increased to $26,516,000 for the first half of 1994 compared to $7,835,000 for the first half of 1993 as a result of additional tonnage requirements by customers. The segment's 1994 first half operating profit was $3,644,000 compared to a profit of $1,185,000 for the first half of 1993. The improvement was attributable to new sales, coupled with cost containment efforts at the Registrant's Eveleth Mines iron ore operations in Minnesota. Both pellet production lines at Eveleth Mines are now in operation with total 1994 production targeted at 5,000,000 tons.

                 Net sales for the Registrant's Refractories and Minerals segment amounted to $19,515,000 for the first half of 1994, which was a 14% improvement compared to $17,077,000 for the same period in 1993. Operating profit for the segment was $908,000 for the first half of 1994 which was a 24% decrease compared to $1,198,000 for the same period in 1993. Additional costs incurred to increase the customer base and raise productivity levels accounted for the decrease in operating profit.

                 Net sales for the Registrant's Industrial Sands segment amounted to $13,466,000 for the first half of 1994, a 1% increase over 1993 first half sales of $13,364,000. The segment's 1994 first half operating profit of $1,237,000 was comparable to a $1,234,000 profit for the first half of 1993. Sales and profit performance in 1994 was affected in part by a second quarter weakening in the oil and gas well service markets. Restructuring steps and a review of pricing policies, coupled with improved prospects in the recreational sands and construction materials businesses are expected to boost profit levels for this segment in the second half of 1994.


                  THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1993


                 The Registrant's 1994 second quarter consolidated net income was $6,838,000 or $2.75 per share on consolidated revenues of $54,453,000 compared to net income of $2,810,000 or $1.12 per share on revenues of $47,968,000 for the same quarter in 1993. Consolidated revenues for the second quarter of 1994 improved 14% compared to the second quarter of 1993.

                 As previously discussed, the Registrant extended the period over which certain fixed costs are amortized for its Marine Transportation segment, effective April 1, 1994. The change had the effect of reducing operating expenses by $418,000 and increasing net income by $276,000 or $.11 per share in the second quarter of 1994.

                       ----------------------------------
                  THREE MONTHS ENDED JUNE 30, 1994 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1993


                 As previously discussed, the Registrant sold its Ceredo coal handling dock resulting in a $6,518,000 pretax gain in the second quarter of 1994. Second quarter 1994 net income increased $4,302,000 or $1.73 per share as a result of the gain. During the second quarter of 1993 the Registrant sold a bankruptcy claim resulting in a $2,653,000 pretax gain and recorded a $1,200,000 reserve against a coal customer accounts receivable. Second quarter 1993 net income increased $959,000 or $.38 per share related to the gain, partially offset by the receivable reserve.

                 Interest expense declined 26% in the second quarter of 1994, compared to the same quarter in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1993 and an overall reduction in debt.

                 Operating results of the Registrant's business segments for the second quarter ended June 30, 1994 and 1993 are discussed below. Due to the seasonal nature of certain aspects of the Registrant's business, the comments set forth above in the six month comparison generally apply when comparing the second quarter of 1994 to the same period in 1993.

                 Operating revenues for the Registrant's Marine Transportation segment amounted to $24,003,000 for the second quarter of 1994 compared to $24,129,000 for the second quarter of 1993. The segment's operating profit of $3,067,000 for the second quarter of 1994 improved 3% compared to $2,965,000 for the second quarter of 1993.

                 Net sales, royalties and management fees for the Registrant's Iron Ore segment increased to $12,446,000 for the second quarter of 1994 compared to $6,174,000 for the second quarter of 1993 as a result of additional tonnage requirements by customers. The segment's 1994 second quarter operating profit was $1,452,000 compared to a profit of $1,132,000 for the second quarter of 1993.

                 Net sales for the Registrant's Refractories and Minerals segment amounted to $9,891,000 for the second quarter of 1994, which was a 9% improvement compared to $9,078,000 for the same period in 1993. Operating profit for the segment was $384,000 for the second quarter of 1994 which was a 50% decline compared to $775,000 for the same period in 1993.

                 Net sales for the Registrant's Industrial Sands segment amounted to $7,232,000 for the second quarter of 1994, a 4% decline from 1993 second quarter sales of $7,497,000. The segment's 1994 second quarter operating profit of $964,000 declined 3% from the 1993 second quarter profit of $995,000.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- - ------   -----------------------------------------------------
                 The Registrant submitted for approval by the shareholders at the annual meeting held April 27, 1994, nominees for election as directors with terms expiring in 1997 the following candidates: Brent D. Baird, Albert C. Bersticker, John J. Dwyer and Ralph D. Ketchum. The shareholders voted at least 2,255,121 votes in favor of electing the nominees.

                 Directors whose terms of office had not expired and who continued in office after the meeting were:

                                 Malvin E. Bank
                                 William G. Bares
                                 R. Thomas Green, Jr.
                                 Herbert S. Richey
                                 Renold D. Thompson
                                 John D. Weil
                                 Fred R. White, Jr.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------
                  (a)  Exhibits - None

                  (b)  Reports on Form 8-K - None



                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OGLEBAY NORTON COMPANY


DATE:  August 12, 1994                     By:        R. J. Kessler
                                               -----------------------------
                                                      R. J. Kessler
                                                      Vice President -
                                                  Finance and Development
                                                On behalf of the Registrant
                                                and as Principal Financial
                                                  and Accounting Officer