Form 10-Q
period 1994-09-30
OGLEBAY NORTON CO
filed 1994-11-14
CIK 73918

                                                   Sequential Page 1 of 12 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





      For Quarter Ended September 30, 1994 Commission File number 0-663
                        ------------------                        -----

                            OGLEBAY NORTON COMPANY
        ---------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                          34-0158970
        -------------------------------        ----------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


       1100 Superior Avenue          Cleveland, Ohio        44114-2598
        ---------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code   216 861-3300
                                                           ------------

                                     None
        ---------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No
                        -----        -----

Shares of Common Stock outstanding at October 31, 1994:  2,491,226
                                                         ---------
Index on sequential page 2.

                   OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                    INDEX





                                                                SEQUENTIAL
                                                                PAGE NUMBER
                                                                -----------
PART I.  FINANCIAL INFORMATION
- - ------------------------------

 Consolidated Condensed Balance
 Sheet (Unaudited) - September 30, 1994 and
 December 31, 1993                                                   3

 Consolidated Condensed Statement of
 Operations (Unaudited) - Three Months
 Ended September 30, 1994 and 1993 and Nine
 Months Ended September 30, 1994 and 1993                            4

 Consolidated Condensed Statement of
 Cash Flows (Unaudited) - Nine Months
 Ended September 30, 1994 and 1993                                   5

 Notes to Consolidated Condensed Financial
 Statements                                                        6 - 7

 Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations                                                        8 - 11



   PART II.  OTHER INFORMATION                                      12
   ---------------------------

                        PART I.  FINANCIAL INFORMATION
                   OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                 (UNAUDITED)
                                    ASSETS

                                            SEPTEMBER 30        December 31
                                                1994               1993
                                            ------------        ------------
CURRENT ASSETS
  Cash and cash equivalents                 $ 14,386,831        $ 21,243,064
  Investments                                  6,880,775                 -0-
  Accounts receivable, less
    allowances (1994-$320,000;
    1993-$2,082,000)                          32,790,350          28,291,306
  Inventories
    Raw materials and finished products        3,763,366           4,354,120
    Operating supplies                         2,208,746           2,305,719
                                            ------------        ------------
                                               5,972,112           6,659,839
  Deferred income taxes                        2,280,185           3,801,985
  Prepaid insurance and other expenses         5,415,559           2,191,166
                                            ------------        ------------

      TOTAL CURRENT ASSETS                    67,725,812          62,187,360




INVESTMENTS                                   10,957,347          14,871,623

PROPERTIES AND EQUIPMENT                     311,557,816         319,392,610
  Less allowances for depreciation
   and amortization                          154,167,601         156,962,679
                                            ------------        ------------
                                             157,390,215         162,429,931










PREPAID PENSION COSTS AND OTHER ASSETS        21,410,193          20,228,456
                                            ------------        ------------
                                            $257,483,567        $259,717,370
                                            ============        ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                            SEPTEMBER 30        December 31
                                                1994               1993
                                            ------------        ------------
CURRENT LIABILITIES
  Current portion of long-term debt         $ 11,476,450        $ 11,189,664
  Accounts payable                             5,203,051           4,021,985
  Payrolls and other accrued compensation      4,743,508           4,828,016
  Accrued taxes and other expenses            18,315,367          12,772,672
  Income taxes                                   935,779             733,414
  Reserve for capacity rationalization         6,312,600           6,312,600
                                            ------------        ------------

    TOTAL CURRENT LIABILITIES                 46,986,755          39,858,351




LONG-TERM DEBT, less current portion          52,986,688          69,344,025
POSTRETIREMENT BENEFITS OBLIGATION            31,298,022          30,285,278
OTHER LONG-TERM LIABILITIES                   23,385,192          30,958,323
DEFERRED INCOME TAXES                         20,689,153          19,398,153

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                      -0-                 -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 3,626,666 shares                    3,626,666           3,626,666
  Additional capital                           8,988,043           8,988,043
  Unrealized gains                             2,954,155                 -0-
  Retained earnings                           97,802,289          88,773,915
                                            ------------        ------------
                                             113,371,153         101,388,624

  Treasury stock, at cost - 1,135,440
    and 1,122,740 shares at respective dates (28,970,258)        (28,681,694)
  Unallocated Employee Stock Ownership
    Plan shares                               (2,263,138)        ( 2,833,690)
                                            ------------        ------------
                                              82,137,757          69,873,240
                                            ------------        ------------
                                            $257,483,567        $259,717,370
                                            ============        ============

See notes to consolidated condensed financial statements.

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                                                Three Months Ended                      Nine Months Ended
                                                                   September 30                           September 30
                                                          ----------------------------------      --------------------------------
                                                             1994                  1993              1994                1993
                                                             ----                  ----              ----                ----
REVENUES
   Net sales                                              $ 28,327,126          $ 21,002,863      $ 86,143,747        $ 58,123,082
   Operating revenues                                       29,171,632            26,943,800        55,258,705          53,332,744
   Sales commissions, royalties
      and management fees                                    1,188,434               959,987         3,106,347           2,634,786
                                                         -------------         -------------     -------------       -------------

                                                            58,687,192            48,906,650       144,508,799         114,090,612

COSTS AND EXPENSES
   Cost of goods sold                                       24,688,260            17,985,458        74,819,622          49,593,972
   Operating expenses                                       23,110,120            21,745,777        45,110,636          44,132,754
   General, administrative and
      selling expenses                                       3,944,686             4,121,061        12,212,704          12,037,425
   Reserve for doubtful accounts                                90,495                54,674           180,433           1,354,311
                                                         -------------         -------------     -------------       -------------
                                                            51,833,561            43,906,970       132,323,395         107,118,462

INCOME FROM OPERATIONS                                       6,853,631             4,999,680        12,185,404           6,972,150

Gain on sale of assets                                         528,837                37,215         7,915,080           2,723,661
Interest, dividends and other income                           294,297               219,605           880,027             887,860
Other expense                                                 (565,257)             (434,510)       (1,448,322)         (1,043,172)
Interest expense                                            (1,256,493)           (1,754,183)       (4,064,917)         (5,422,116)
                                                         -------------         -------------     -------------       -------------

INCOME BEFORE INCOME TAXES                                   5,855,015             3,067,807        15,467,272           4,118,383
Income taxes                                                 1,778,000               756,000         4,695,000           1,085,000
                                                         -------------         -------------     -------------       -------------
NET INCOME                                                $  4,077,015          $  2,311,807      $ 10,772,272        $  3,033,383
                                                          ============          ============      ============        ============


NET INCOME PER SHARE OF COMMON STOCK                      $       1.64          $        .92      $       4.32        $       1.21
                                                          ============          ============      ============        ============


DIVIDENDS PER SHARE OF COMMON STOCK                       $        .30          $        .20      $        .70        $        .60
                                                          ============          ============      ============        ============


Average number of shares of Common Stock
    outstanding                                              2,491,226             2,512,264         2,491,964           2,512,703

See notes to consolidated condensed financial statements.

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                            Nine Months Ended
                                                                                               September 30
                                                                                  -------------------------------------
                                                                                      1994                      1993
                                                                                      ----                      ----
OPERATING ACTIVITIES
   Net income                                                                     $ 10,772,272             $  3,033,383
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                 10,077,352                9,969,524
      Deferred income taxes                                                          1,291,000                1,159,710
      Gain on sale of assets                                                       ( 7,915,280)              (2,723,661)
      Prepaid pension costs and other assets                                       ( 1,715,284)              (1,307,451)
      Decrease (increase) in accounts receivable                                   ( 4,260,097)              (7,045,814)
      Decrease (increase) in inventories                                               532,321               (  757,428)
      Increase (decrease) in accounts payable                                      (   203,601)               1,031,630
      Other operating activities                                                   (   762,798)              (4,227,953)
                                                                                  ------------             ------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                            7,815,885               (  868,060)

INVESTING ACTIVITIES
   Proceeds from sale of assets                                                     11,582,894                7,087,768
   Purchase of properties and equipment                                            ( 4,830,656)              (2,455,115)
   Investments in Iron Ore                                                         ( 2,821,343)              (2,811,841)
                                                                                  ------------              -----------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                      3,930,895                1,820,812

FINANCING ACTIVITIES
   Payments on long-term debt                                                     ( 16,570,551)              (4,427,160)
   Dividends paid                                                                 (  1,743,898)              (1,507,756)
   Purchase of treasury stock                                                     (    288,564)              (   41,741)
                                                                                 -------------             ------------
      NET CASH USED IN FINANCING ACTIVITIES                                       ( 18,603,013)               (5,976,657)
                                                                                  ------------               -----------
   Decrease in cash and cash equivalents                                          (  6,856,233)               (5,023,905)

CASH AND CASH EQUIVALENTS, JANUARY 1                                                21,243,064                23,332,342
                                                                                  ------------              ------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                           $ 14,386,831              $ 18,308,437
                                                                                  ============              ============

See notes to consolidated condensed financial statements.

                   OGLEBAY NORTON COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the consolidated condensed financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. Certain amounts in the prior year have been reclassified to conform with the 1994 consolidated condensed financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1993 annual report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. On June 24, 1994, the Registrant sold for cash its Ceredo coal handling dock resulting in a $6,518,000 pretax gain.

4. Effective April 1, 1994, the Registrant extended the period by 15 days over which certain fixed costs are amortized for its Marine Transportation segment to approximate the navigation season. These costs were amortized over the period of April 1 through November 30 in the prior year. The change, which will have no impact on annual results, had the effect of reducing operating expenses by $452,000 and $870,000 and increasing net income by $298,000 ($.12 per share) and $574,000 ($.23 per share) in the third quarter and first nine months of 1994, respectively.

5. In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Registrant adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,971,792 (net of $1,531,000 in income taxes) to reflect unrealized holding gains on investments reported as available-for-sale. Unrealized holding gains of $2,954,155 (net of $1,522,000 in income taxes) are included in stockholders' equity at September 30, 1994. In accordance with the Statement, prior year financial statements have not been restated for the accounting change.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


         Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

                              FINANCIAL CONDITION
                              -------------------
         At September 30, 1994 the Registrant's net current assets were $20,739,000 as compared to $22,329,000 at December 31, 1993. Net current assets declined from the end of last year primarily as a result of the purchase of properties and equipment, the reduction of long-term debt and other liabilities, the payment of dividends, the purchase of Treasury Stock and the payment of the Registrant's portion of Eveleth Mines debt. This decline was partially offset by the reclassification of available-for-sale investments to current assets.

         The Registrant purchased 12,700 shares and 2,100 shares of its Common Stock on the open market and placed these shares in treasury in the first nine months of 1994 and 1993, respectively. The Registrant declared and paid dividends of $.30 per share in the third quarter of 1994 and $.70 per share in the first nine months of 1994. The Registrant declared and paid dividends of $.20 per share in the third quarter of 1993 and $.60 per share in the first nine months of 1993.

         During the second quarter of 1994, the Registrant sold for cash its Ceredo coal handling dock resulting in a $6,518,000 pretax gain. During the second quarter of 1993, the Registrant sold for cash its unsecured bankruptcy claim against LTV Steel Company, Inc. resulting in a $2,653,000 pretax gain.

         Cash flow from operations in the first nine months of 1994 improved significantly compared to the first nine months of 1993. As a result of its improved cash position, the Registrant repaid a total of $16,571,000 of its debt in the first nine months of 1994 compared with $4,427,000 for the same period in 1993. Included in 1994 is a $10,000,000 reduction in revolving credit debt with no balance presently outstanding. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1994.


                             RESULTS OF OPERATIONS
                             ---------------------
                NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1993


         The Registrant's consolidated net income for the first nine months of 1994 was $10,772,000 or $4.32 per share on consolidated revenues of $144,509,000 compared to net income of $3,033,000 or $1.21 per share on revenues of $114,091,000 for the first nine months of 1993. Consolidated revenues for the first nine months of 1994 improved 27% compared to the first nine months of 1993.

                       ---------------------
                NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1993


         In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As further described in Notes 5 and 6 to the consolidated condensed financial statements, the Registrant adopted the provisions of the new standard, effective January 1, 1994. Gains on the sale of available-for-sale investments of $449,000 and $1,162,000 are included in the third quarter and first nine months of 1994, respectively.

         As described in Note 4 to the consolidated condensed financial statements, the Registrant extended the period over which certain fixed costs are amortized for its Marine Transportation segment, effective April 1, 1994. The change reduced operating expenses by $870,000 and increased net income by $574,000 or $.23 per share in the first nine months of 1994.

         During the second quarter of 1994 the Registrant sold for cash its Ceredo coal handling dock located in West Virginia resulting in a $6,518,000 pretax gain. Net income for the first nine months of 1994 increased $4,302,000 or $1.73 per share as a result of the gain. During the second quarter of 1993 the Registrant sold for cash its unsecured claim against LTV Steel Company, Inc. resulting in a $2,653,000 pretax gain and recorded a $1,200,000 reserve against a coal customer accounts receivable. Net income for the first nine months of 1993 increased $959,000 or $.38 per share related to the gain, partially offset by the accounts receivable reserve.

         Interest expense declined 25% in the first nine months of 1994, compared to the same period in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1993 and an overall reduction in debt.

         Operating results of the Registrant's business segments for the nine months ended September 30, 1994 and 1993 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

         Operating revenues for the Registrant's Marine Transportation segment increased 6% to $53,652,000 for the first nine months of 1994 compared to $50,746,000 for the same period in 1993. The segment's operating profit of $7,648,000 for the first nine months of 1994 increased 18% compared to $6,493,000 for the same period in 1993. The Registrant is currently operating twelve vessels as demand for coal, iron ore and limestone transportation remains high. The solid business conditions for the Registrant's customers in 1994 should extend the navigation season well into December for many of the vessels, if manageable weather conditions persist. Marine Transportation had ten vessels operating at September 30, 1993.

                       ---------------------
                NINE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1993


         Net sales, royalties and management fees for the Registrant's Iron Ore segment increased to $38,093,000 for the first nine months of 1994 compared to $13,713,000 for the same period in 1993 as a result of additional tonnage requirements by customers. The segment's operating profit for the first nine months of 1994 was $5,272,000 compared to $1,936,000 for the same period in 1993. The improvement was attributable to new spot market sales, increased royalties on higher production, lower interest costs and continued cost containment efforts at the Registrant's Eveleth Mines iron ore operations in Minnesota. Both pellet production lines at Eveleth Mines are now in operation with total 1994 production targeted at 5,000,000 tons compared to 3,100,000 tons in 1993.

         Net sales for the Registrant's Refractories & Minerals segment amounted to $29,930,000 for the first nine months of 1994, which was a 15% improvement compared to $25,997,000 for the same period in 1993. Operating profit for the segment was $1,180,000 for the first nine months of 1994 which was 37% less when compared to $1,887,000 for the same period in 1993. The segment's operating profit decline was primarily due to a $615,000 inventory adjustment at one plant in the third quarter of 1994.

         Net sales for the Registrant's Industrial Sands segment amounted to $20,928,000 for the first nine months of 1994, a 3% increase over sales of $20,319,000 for the same period in 1993. The segment's operating profit of $2,450,000 for the first nine months increased 30% compared to $1,888,000 for the same period in 1993. Improved pricing and strong sales in strip, frac and steel sands contributed to the favorable performance. Steps to streamline the segment's management process were implemented in October 1994 and are expected to accelerate long-term productivity gains.


               THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1993


         The Registrant's 1994 third quarter consolidated net income was $4,077,000 or $1.64 per share on consolidated revenues of $58,687,000 compared to net income of $2,312,000 or $.92 per share on revenues of $48,907,000 for the same quarter in 1993. Consolidated revenues for the third quarter of 1994 improved 20% compared to the third quarter of 1993.

         As previously discussed, the Registrant extended the period over which certain fixed costs are amortized for its Marine Transportation segment, effective April 1, 1994. The change had the effect of reducing operating expenses by $452,000 and increasing net income by $298,000 or $.12 per share in the third quarter of 1994.

                       ---------------------
               THREE MONTHS ENDED SEPTEMBER 30, 1994 COMPARED TO
                     THREE MONTHS ENDED SEPTEMBER 30, 1993


         Interest expense declined 28% in the third quarter of 1994, compared to the same quarter in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1993 and an overall reduction in debt.

         Operating results of the Registrant's business segments for the third quarter ended September 30, 1994 and 1993 are discussed below. Due to the seasonal nature of certain aspects of the Registrant's business, the comments set forth above in the nine month comparison generally apply when comparing the third quarter of 1994 to the same period in 1993.

         Operating revenues for the Registrant's Marine Transportation segment of $29,172,000 for the third quarter of 1994 improved 12% compared to $26,128,000 for the third quarter of 1993. The segment's operating profit of $5,308,000 for the third quarter of 1994 improved 23% compared to $4,321,000 for the third quarter of 1993.

         Net sales, royalties and management fees for the Registrant's Iron Ore segment increased to $11,577,000 for the third quarter of 1994 compared to $5,878,000 for the third quarter of 1993 as a result of additional tonnage requirements by customers. The segment's 1994 third quarter operating profit was $1,628,000 compared to $751,000 for the third quarter of 1993.

         Net sales for the Registrant's Refractories & Minerals segment amounted to $10,416,000 for the third quarter of 1994, which was a 17% improvement compared to $8,920,000 for the third quarter of 1993. Operating profit for the segment was $273,000 for the third quarter of 1994 which was 60% less when compared to $690,000 for the third quarter of 1993. As previously discussed, the segment's operating profit decline was due to a $615,000 inventory adjustment at one plant in the third quarter of 1994.

         Net sales for the Registrant's Industrial Sands segment amounted to $7,462,000 for the third quarter of 1994, a 7% increase from 1993 third quarter sales of $6,955,000. The segment's 1994 third quarter operating profit of $1,214,000 increased 86% from the 1993 third quarter profit of $654,000 due to strong sales in strip, frac and steel sands and a favorable product mix.

PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits - None

          (b)  Reports on Form 8-K - None


EXHIBIT 27


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        OGLEBAY NORTON COMPANY


DATE:  November 14, 1994           By:       / s /  R. J. Kessler
                                       ------------------------------------
                                                 R. J. Kessler
                                                Vice President -
                                            Finance and Development
                                          On behalf of the Registrant
                                           and as Principal Financial
                                             and Accounting Officer