Form 10-K405
OGLEBAY NORTON CO
filed 1995-03-31
CIK 73918

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended December 31, 1994 Commission file number 0-663
                             -----------------

                            OGLEBAY NORTON COMPANY
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

                 Delaware                            34-0158970
      -------------------------------           -------------------
      (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)            Identification No.)

        1100 Superior Avenue, Cleveland, Ohio          44114-2598
       ----------------------------------------        ----------
       (Address of principal executive offices)        (Zip Code)

    Registrant's telephone number, including Area Code (216) 861-3300
                                                       --------------

     Securities registered pursuant to Section 12(g) of the Act:
             Common Stock               Rights to Purchase
             $1 Par Value                 Preferred Stock
             ------------                 ---------------

Shares of Common Stock with associated Rights to Purchase Preferred Stock
outstanding at March 6, 1995:    2,491,226  .
                               -------------

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 6, 1995 (based upon excluding the total number of shares reported under Item 12 hereof) was $51,240,710.

Portions of the following documents are incorporated by reference:

    Proxy Statement for 1995 Annual Meeting of Stockholders (Part III)

The Exhibit Index is located herein beginning at sequential page 48.
                                                                 ---
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X  .  No        .
                                        ------      -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

                                    PART I

ITEM 1.  BUSINESS
         --------

A. General - Industry Segments
   ---------------------------

      The Registrant, which was incorporated in Delaware in 1931, its wholly owned subsidiaries and its predecessor organizations have been engaged in the transportation, mining and sale of industrial minerals and iron ore since 1854. The principal offices of the Registrant are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2598.

      The information regarding the approximate amounts of consolidated sales and revenues (including sales commissions, royalties and management fees), consolidated profit from operations and consolidated identifiable assets for the three years ended December 31, 1994, attributable to each of the Registrant's industry segments, appears in Note K to the Consolidated Financial Statement on pages 38 through 41 of this Annual Report on Form 10-K.


B. Principal Products and Services
   -------------------------------

   1. Marine Transportation
      ---------------------

      The Registrant operates U.S. flag self-unloading vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargo on the Great Lakes. The self-unloader fleet consists of fourteen (14) vessels.

      Eleven (11) of the vessels are owned by the Registrant and three (3) are leased as described below. The vessels' cargo capacities range in size from 13,500 tons to 60,000 tons. The newest vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of Great Lakes vessels is due to a scheduled program of regular winter maintenance, periodic renovation and the lack of corrosion because of freshwater operations.

      One of the owned vessels, the "Columbia Star", a 1000-foot Great Lakes self-unloading bulk carrier, has been financed through the use of bonds issued pursuant to Title XI of the Merchant Marine Act of 1936, as amended. See Note G of the Notes to Consolidated Financial Statements for disclosure of financial data with respect to these bonds.

      One leased vessel, the Wolverine, is leased and operated by the Registrant under a bareboat charter agreement which expires in 1999 and is renewable thereafter for up to ten years. The agreement provides an option to purchase the equity position in the vessel on the semiannual charter hire payment dates in each year and an option to purchase the vessel at the end of the charter period. The two other leased vessels, the David Z. Norton and the Earl W. Oglebay, formerly known as the William R. Roesch and the Paul Thayer, respectively, are leased under bareboat subcharter and charter agreements, respectively, which expire in 1998 and provide options to purchase the vessels at the end of their respective terms.

   The standard annual Great Lakes vessel season of navigation is 259 days. In 1994, the Registrant operated twelve (12) vessels during the season. The Registrant's fleet carried approximately 14% more tons of commodities than in 1993.

   2.  Iron Ore
       --------

       The Registrant held iron ore mining rights located near Eveleth, Minnesota, which were assigned in exchange for an overriding royalty to Eveleth Taconite Company ("Taconite Company") and Eveleth Expansion Company ("Expansion Company"), in which the Registrant and its wholly owned subsidiary, ONCO Eveleth Company, hold 15% and 20.5% interests, respectively ("Eveleth Mines"). The Eveleth Mines reserves are sufficient to support the normal level of operations for approximately 40 years. The Registrant also has a contract to serve, on a fee basis, as Manager of the Eveleth Mines operations. Upon one year's prior written notice, the Registrant's employment as Manager of the Eveleth Mines operations may be terminated as of December 31, 1996, and each year thereafter.

       In addition to the mine, the Eveleth facility consists of a concentrating and pellet production plant, located approximately eight miles south of the mine. In 1994, the Registrant produced approximately 1,900,000 long tons of Eveleth pellets and sold them under contracts or on the open market. Approximately 1,100,000 tons of these pellets were available in 1994 because other owners elected not to claim their full share of Eveleth pellets. The sale of these additional pellets contributed approximately $4,000,000 to the operating profit of the Registrant's Iron Ore segment in 1994. In 1995, the other Eveleth owners are claiming their share of pellets. The Registrant's share of pellet production is currently limited to its contractual allotment of 775,000 tons.

       Eveleth Mines is a cost-sharing operation. The basic agreements, entered into as of January 1, 1974, govern the operation for the life of the mine.
Under the basic agreements, Eveleth Mines is required to operate at full capacity, with participants sharing fixed and variable costs in proportion to their respective equity interests.

These agreements were modified, effective as of January 1, 1991, to permit the participants greater production flexibility and to alter the cost-sharing arrangements through December 31, 1996. Under the modified agreements, each of the participants pays fixed costs in proportion to its equity interest and variable costs in proportion to the amount of iron ore nominated by it.

       Discussions continue about a possible restructuring of the operations as a result of one of the participants expressed interest in possibly exiting Eveleth Mines. No agreement has been reached regarding the terms or timing of any such exit; therefore, it is impossible to predict how any such exit might affect Eveleth Mines or the impact, if any, upon the Registrant.

   3.  Refractories & Minerals
       -----------------------

       The Registrant's manufacturing operations were merged during the third quarter of 1994 to achieve administrative and cost efficiencies. The Registrant's wholly owned subsidiaries, Indiana Manufacturing Company Inc. and ONCO Minerals, Inc., were merged into Tuscarawas Manufacturing Company, which changed its name to Oglebay Norton Refractories & Minerals, Inc. In addition, the Registrant's Ferro Engineering Division and Brownsville Briquetting Plant were transferred to Oglebay Norton Refractories & Minerals, Inc.

       Oglebay Norton Refractories & Minerals, Inc. and Canadian Ferro Hot Metal Specialties Limited, the Registrant's Canadian manufacturing subsidiary, continue to design, manufacture and market continuous casting refractories and ingot hot topping products used in molten steel processing and to design, produce and market metallurgical treatment products used in the refining of molten steel. The Brownsville Plant has exited the fluorspar business, and management is investigating other options for the plant's briquetting capabilities.

       Canadian Ferro Hot Metal Specialties Limited and Oglebay Norton Refractories & Minerals, Inc. own the plants and the properties on which the plants are located except for the Brownsville Plant, which is held under a lease that expires July 31, 1999.

   4.  Industrial Sands
       ----------------

       The Registrant, for reasons of administrative simplification and cost reduction, combined its three wholly owned sand subsidiaries during the fourth quarter of 1994 to form Oglebay Norton Industrial Sands, Inc., a wholly owned subsidiary of the Registrant. This was accomplished by merging Central Silica Company and Texas Mining Company into California Silica Products Company, which changed its name to Oglebay Norton Industrial Sands, Inc.

       During the fourth quarter of 1994, Oglebay Norton Industrial Sands, Inc. acquired certain industrial sand assets located in Voca, Texas.

       The following is a list of the plants of Oglebay Norton Industrial Sands,
Inc.:

                                                  Minimum
  Name and                    Current Capacity    Years of
  Location        Products    (tons in 1000's)    Reserves(1)
  --------        --------    ----------------    --------
Orange County     Construction,         550         16.6
Plant             Golf Course and
                  Stucco Sand

Riverside Plant   Pulverized Sand        50         N/A

Glass Rock Plant  Glass, Foundry        500         25.4
                  and Pulverized
                  Sand

Millwood Plant    Glass, Foundry        250         50.0
                  and Pulverized
                  Sand

Brady Plant      Fracture and         1,500         62.0(2)
                 Pulverized Sand

(1)  Based on full production at current rated annual capacity.

(2) The increase in the minimum years of reserves from prior years is due to acquisition of additional reserves.

       The Registrant's silica sand operations produced approximately 1,300,000 tons of sand in 1994.

       The finished products produced by the Registrant's industrial sand business move by truck and rail to consumers.

   5.  Other
       -----

       The Registrant completed the sale of its coal transfer business at Ceredo, West Virginia, during the second quarter of 1994.

       The Registrant's wholly owned subsidiary, National Perlite Products Company, became inactive as of January 31, 1994. Prior to the cessation of operations, National Perlite had not been mining perlite ore from its reserves near Malad City, Idaho. The Registrant has decided to withdraw from the perlite industry and is attempting to sell this subsidiary.


C.  Competition
    -----------

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


D.  Environmental, Health and Safety Considerations
    -----------------------------------------------

       The Registrant is subject to various environmental laws and regulations imposed by federal, state and local governments. The Registrant cannot reasonably estimate future costs, if any, related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations have not been other than in the ordinary course of business. Although it is possible that the Registrant's future operating results could be affected by future costs of environmental compliance, it is management's belief that such costs will not have a material adverse effect on the Registrant's consolidated financial position. The Registrant is unable to predict the effect of future environmental laws and regulations upon its business.


E.  Principal Customers
    -------------------

       More than 10% of the Registrant's 1994 sales and revenues was attributable to AK Steel Corporation and LTV Steel Company, Inc. A long-term vessel transportation contract and a contract for iron ore pellets were the primary sources of revenues from AK Steel Corporation. In the case of LTV Steel Company, Inc., revenues were largely attributable to vessel transportation services and refractory and metallurgical treatment products sold in 1994.

F.  Employees
    ---------

       At December 31, 1994, the Registrant and its subsidiaries employed 1,579 persons.


ITEM 2.  PROPERTIES
         ----------

       The Registrant's principal operating properties are described in response to Item 1. The Registrant's executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------

       (1) The Registrant's subsidiary, Laxare, Inc., has been named as a Defendant in two lawsuits now consolidated in the Circuit Court of Kanawha County, West Virginia. Plaintiffs Mary Catherine Marks and Josephine W. Luther ("Plaintiffs") allege that they owned an interest in property ("Subject Property") upon which Laxare engaged in coal mining and other activity pursuant to a 1968 lease ("Subject Lease"), allegedly invalid as against Plaintiffs. Plaintiffs make identical allegations against Cannelton Industries, Inc., to which Laxare subleased its interest under the Subject Lease. Plaintiffs seek compensatory and punitive damages in an unspecified amount against Laxare and Cannelton. Plaintiffs also instituted since-settled claims against the individuals ("Lessors") who leased Laxare its interest under the Subject Lease. Laxare denied the material allegations, asserted various defenses and a counterclaim against Plaintiffs, and cross claimed against the Lessors. Cannelton has cross claimed against the Lessors and Laxare.

       The Circuit Court denied Laxare's Motion for Summary Judgment, finding that the Plaintiffs have an interest in the Subject Property, unencumbered by the Subject Lease, but it has withheld ruling on Laxare's affirmative defenses. Laxare has moved for reconsideration of the Circuit Court's ruling. The Court dismissed Laxare's cross claim against the Lessors. Laxare and Cannelton filed motions to dismiss Plaintiffs' claims on the basis of various affirmative defenses, and Plaintiffs have moved for judgment in their favor on all issues, except amount of damages. Those motions remain pending.

       Trial is scheduled for September 1995. Depending on further rulings and possible appeals, trial may be postponed beyond that date.

       Discovery is not complete, particularly with regard to damages. The preliminary damage figures asserted by Plaintiffs against Laxare and Cannelton range as high as approximately $150,000,000, which includes trebling of damages for intentional trespass, to approximately $5,000,000 for negligent trespass. No claims in respect of this matter have been asserted against the Registrant, which was not a party to the Subject Lease.

       The Registrant believes that Laxare's affirmative defenses are valid, the damage figures asserted by plaintiffs are excessive, and, therefore, it is unlikely that this litigation will have a material adverse effect on the Registrant's consolidated financial position.

       (2) The Registrant; its wholly owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and The United Steel Workers of America, Local 6860, have been named Defendants in a Complaint filed on August 16, 1988, in Federal District Court, 5th District of Minnesota, by Lois E. Jenson and Patricia S. Kosmach, in their own behalf and on behalf of all others similarly situated. The Complaint alleges both sexual harassment and sexual discrimination under Title VII of the Civil Rights Act of 1964 (the
Act), Title 42, United States Code, 2000e et seq., and under the provision of the Minnesota Human Rights Act, Minnesota Statutes, Section 363.01 et seq.

       (3) On November 22, 1988, Kathleen O'Brien Anderson, a former employee of Eveleth Mines, filed a Notice of Charge of Discrimination with the Equal Employment Opportunity Commission, alleging sexual harassment and sexual discrimination. Ms. Anderson was issued a Notice of Right to Sue by the Equal Employment Opportunity Commission, which has been consolidated with the preceding Federal Court proceeding.

             These proceedings have been certified as a class action. This matter was tried in December 1992 and February 1993.

             On May 14, 1993, the Court issued its decision, dismissing seven of Plaintiffs' nine claims of discrimination and harassment against Defendants, Oglebay Norton Taconite Company and the Registrant. In addition, it was determined that Eveleth Taconite Company, Eveleth Expansion Company and Eveleth Expansion Financing Corporation were not "employers", as defined under the Act, and they were dismissed as parties defendant. This dismissal, however, does not relieve them of their contractual obligations to the Registrant and Oglebay Norton Taconite Company.

            The Registrant and Oglebay Norton Taconite Company received unfavorable decisions on the remaining two claims, one involving discrimination in the promotion of hourly employees to step-up foreman and the other harass-ment. Proceedings continue with regard to the two remaining counts against the Registrant and its subsidiary. As final orders have not been issued, the opportunity for appeal is not yet available. Trial of the claims of the named Plaintiffs and sixteen individual class members began on January 17, 1995, before a United States Magistrate Judge sitting as a special master. Trial recessed on February 10, 1995, and will resume in May 1995.

       (4) On February 26, 1993, a Complaint was filed by Lois E. Jenson and Kathleen O'Brien Anderson in the United States District Court, District of Minnesota, Fifth Division, naming the Registrant; its wholly owned subsid-iary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and The United Steel Workers of America, Local 6860, Defendants. The Complaint alleges violations of Title VII of the Civil Rights Act of 1964, Title 42, United States Code, Section 2000e et seq., as amended by the Civil Rights Act of 1991, and the Minnesota Human Rights Act, Minnesota Statutes, Section 363.01 et seq. The Plaintiffs seek injunctive relief, back pay, with triple damages, and compensatory and punitive damages in unspecified amounts. This suit is considered by counsel to be superfluous and barred by the doctrine of res judicata due to the fact that these same Plaintiffs filed a related suit in 1988, which was tried in December 1992 and February 1993 and for which a ruling was rendered on May 14, 1993. An answer has been filed to this Complaint. No assessment of potential loss can be predicted at this time.

       (5) The Registrant and certain of its subsidiaries are involved in various other claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Registrant continues to monitor this situation.

       (6) The Registrant, as Manager of Eveleth Mines, has received a number of demands for arbitration with respect to management of Eveleth Mines and the allocation of certain costs, including the right of the Registrant to allocate the cost of the litigation referred to above in paragraphs (2) and (3) among the participants, submitted by a participant with a 35% equity interest. Arbitration panels have not been selected to date, and no discovery has taken place. As noted above under the heading "Iron Ore" beginning on page 3, the 35% owner continues to express an interest in exiting from Eveleth Mines.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         -------------------------------------------
         HOLDERS
         -------

         No matter was submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S-K)

         The executive officers of the Registrant as of March 6, 1995, unless otherwise indicated, were as follows.

        Name                Executive Office                   Age
--------------------  --------------------------------         ---
R. Thomas Green, Jr.  Chairman of the Board, President
                      and Chief Executive Officer
                      (since 1992); Executive Vice
                      President (1990-1992); Vice
                      President-Iron Ore Operations
                      (1984-1990); and Director                 57

Thomas J. Croyle      Vice President-Refractories &
                      Minerals (since October 1, 1994);
                      Vice President-General Manager of
                      Ferro Engineering Division (1988
                      to September 30, 1994)                    45

Edward G. Jaicks      Vice President-Marketing (since
                      1992)                                     38

Richard J. Kessler    Vice President-Finance (since 1981),
                      and Development (since February 23,
                      1994); Treasurer (1974-1994)              58

H. William Ruf        Vice President-Administrative and
                      Legal Affairs (since February 23,
                      1994); Vice President-Human Resources
                      (1993-1994); Vice President-Employee
                      Relations (1992-1993); Vice President-
                      Personnel and Industrial Relations
                      (1978-1992)                               60

     Name                       Executive Office                  Age
     ----                       ----------------                  ---
John L. Selis           Vice President-Iron Ore (since
                        February 23, 1994); Vice President-
                        Iron Ore Operations (1992 to
                        February 23, 1994); Vice President-
                        Administration (1981-1992) and Law
                        (1986-1992)                               58

Stuart H. Theis         Vice President-Marine Transportation
                        (since January 1, 1994); Assistant to
                        the President (December 28, 1992-
                        December 31, 1993)                        52

       David A. Kuhn, Secretary and General Counsel of the Registrant, retired as of May 31, 1994.

       Except as noted above, all executive officers of the Registrant have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                    Part II.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         ---------------------------------------------
         RELATED STOCKHOLDER MATTERS
         ---------------------------


The Company's Common Stock, par value $1 per share, as reported by NASDAQ is traded on the Over-The-Counter Market. The following is a summary of the market ranges and dividends declared for each quarterly period in 1994 and 1993 for the Common Stock.



         Quarterly                                                    Dividends
          Period          High              Low                       Declared
         ---------        ----              ---                       ---------
1994        4th           $31-3/4           $29-1/4                    $.30
            3rd            31                24-3/4                     .30
            2nd            26-1/2            24-1/4                     .20
            1st            26-1/4            21-3/4                     .20


1993        4th           $23               $19-1/4                    $.20
            3rd            22                18                         .20
            2nd            24-1/2            20                         .20
            1st            26-1/4            22-1/2                     .20


As of December 31, 1994, there were 531 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and Shares in Thousands, Except Per Share Amounts)
                                                                        YEAR ENDED

                                                               1994                  1993
                                                            -------------------------------
OPERATIONS
Net sales and operating revenues                            $202,755               $159,736
Sales commissions, royalties and management fees               4,597                  3,710
                                                            --------               --------
Total revenues                                              $207,352               $163,446
                                                            ========               ========
Income (loss) from continuing operations
   before taxes                                             $ 20,122               $  9,554
Income taxes                                                   5,231                  2,292
                                                            --------               --------
Income (loss) from continuing operations                      14,891                  7,262
Discontinued operation
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                14,891                  7,262
Extraordinary provision(1)
Cumulative effects of changes in accounting(2)
                                                            --------               --------
Net income (loss)(3)                                        $ 14,891               $  7,262
                                                            ========               ========

Depreciation and amortization                               $ 13,603               $ 13,432
Expenditures for properties and equipment                      8,813                  2,921

PER SHARE DATA

Continuing operations                                       $   5.98               $   2.89
Discontinued operation
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                  5.98                   2.89
Extraordinary provision(1)
Cumulative effects of changes in accounting(2)
                                                            --------               --------
Net income (loss)(3)                                        $   5.98               $   2.89
                                                            ========               ========

Dividends                                                   $   1.00               $    .80
                                                            ========               ========

OTHER STATISTICS

Total assets                                                $260,813               $259,717
Long-term debt                                                57,118                 69,344
Other long-term liabilities                                   74,243                 80,642
Dividends declared                                             2,491                  2,009
Average shares of Common Stock outstanding                     2,491                  2,512
Shares of Common Stock outstanding at
    year-end                                                   2,483                  2,504

(1)   Extraordinary provision relates to the Coal Industry Retiree Health Benefit Act of 1992, as
      further described in Note J to the consolidated financial statements.
(2)   Cumulative effects of changes in accounting are for postretirement benefits other than pensions and vessel inspection costs in 1992, as further described in Note A to the consolidated financial statements.

DECEMBER 31






                                                             1992           1991          1990
                                                           -------------------------------------

Net sales and operating revenues                           $148,690       $144,249       $159,951
Sales commissions, royalties and management fees              5,321          4,594          6,210
                                                          ---------      ---------      ---------
Total revenues                                             $154,011       $148,843       $166,161
                                                           ========       ========       ========
Income (loss) from continuing operations
   before taxes                                           $ (49,761)     $   3,839      $   7,006
Income taxes                                                (17,612)           528          1,829
                                                          ---------      ---------      ---------
Income (loss) from continuing operations                    (32,149)         3,311          5,177
Discontinued operation                                        2,440          1,816          1,773
                                                          ---------      ---------      ---------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting              (29,709)         5,127          6,950
Extraordinary provision(1)                                  ( 9,978)
Cumulative effects of changes in accounting(2)              (17,006)
                                                          ---------      ---------      ---------
Net income (loss)(3)                                      $ (56,693)     $   5,127      $   6,950
                                                          =========      =========      =========

Depreciation and amortization                             $  16,165      $  15,878      $  13,691
Expenditures for properties and equipment                     8,727          3,506         63,894

PER SHARE DATA

Continuing operations                                     $  (12.79)     $    1.32      $    2.03
Discontinued operation                                          .97            .72            .69
                                                          ---------      ---------      ---------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting               (11.82)          2.04           2.72
Extraordinary provision(1)                                   ( 3.97)
Cumulative effects of changes in accounting(2)               ( 6.77)
                                                          ---------      ---------      ---------
Net income (loss)(3)                                      $  (22.56)     $    2.04      $    2.72
                                                          =========      =========      =========

Dividends                                                 $    1.40      $    1.60      $    1.60
                                                          =========      =========      =========

OTHER STATISTICS

Total assets                                               $263,974       $291,133       $303,862
Long-term debt                                               80,534         87,937         99,839
Other long-term liabilities                                  85,838         52,209         53,253
Dividends declared                                            3,518          4,022          4,084
Average shares of Common Stock outstanding                    2,513          2,514          2,556
Shares of Common Stock outstanding at
    year-end                                                  2,513          2,513          2,517

(3)   The net loss for 1992 includes the effects of capacity rationalization, asset impairments, and a loss on the disposal of a business as further described in Notes H and I to the consolidated financial statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------


FINANCIAL CONDITION


                The Company's operating activities provided a strong cash flow of $19,589,000 in 1994, which more than tripled when compared to $5,357,000 in 1993. Cash flow from operations of $27,958,000 in 1992 was inflated by proceeds of $12,500,000 from the sale of a long-term coal dock contract collected at the beginning of 1992. Accounts receivable in 1994 increased by $3,744,000, compared to 1993, as a result of an extended Marine Transportation sailing season, strong Iron Ore sales to the North American steel industry and improved fourth quarter sales for Industrial Sands.

                Expenditures for property and equipment amounted to $8,813,000 in 1994 compared to $2,921,000 and $8,727,000 in 1993 and 1992, respectively.
Capital expenditures include vessel inspection costs of $1,326,000 in 1994, $364,000 in 1993 and $2,782,000 in 1992. Also included in 1994 and 1992 is
$3,204,000 and $2,400,000 of property and equipment purchased as a part of an $8,000,000 Industrial Sands and a $6,000,000 Refractories & Minerals asset acquisition, respectively. Capital expenditures for 1995 are currently expected to approximate 1994 expenditures.

                In December 1994 the Company amended and restated its loan agreement with various banks to extend its term loan through 2001 and reduce semiannual payments. Under the new loan agreement, term loan balances were consolidated and increased to $50,000,000 and the Company's revolving credit facility was increased to $40,000,000, of which $15,000,000 is available only for acquisitions. The new agreement results in cumulative savings of approximately $6,000,000 over the term of the loan. The Company did not have to utilize its revolving credit facility throughout 1994 and repaid $10,000,000 borrowed in 1993, reducing the balance to zero in the second quarter. In 1993, the Company had $10,000,000 outstanding on its revolving credit throughout the year, except for a one-month period during the fourth quarter. In December 1993 the Company refinanced its Title XI Bonds reducing the fixed interest rate from 9.65% to 5.3%. In 1992, the Company repaid $20,000,000 of borrowings under its revolving credit and reborrowed $15,000,000 within the same year. Long-term debt is further described in Note G to the consolidated financial statements.

                The Company declared and paid dividends on a quarterly basis totaling $1.00 per share in 1994, $.80 per share in 1993 and $1.60 per share in 1992. Dividends paid were $2,491,000 in 1994 compared to $2,009,000 and $3,518,000 in 1993 and 1992, respectively. In the third quarter of 1994 the Company's Board of Directors approved a $.10 per share increase of the quarterly dividend to $.30 per share of Common Stock. In the fourth quarter of 1992 the Company's quarterly dividend had been reduced from $.40 to $.20 per share of Common Stock. The Company purchased 20,800 shares of its Common Stock on the open market for $536,000 in 1994 and 9,000 shares for $189,000 in 1993 and placed these shares in treasury.

                In 1994 the Company sold its Ceredo coal dock business and current investments resulting in pretax gains of $6,518,000 and $1,315,000, respectively. In 1993, the Company sold certain assets of its Licking River Terminal coal dock, generating a $1,326,000 pretax gain, and its unsecured bankruptcy claim against LTV Steel Company, Inc., resulting in a $2,653,000 pretax gain after the retirement of $4,412,000 of long-term receivables. In 1992, the Company's wholly-owned subsidiary, Saginaw Mining Company, ceased operation of its Ohio coal mine. Permanent closure of the mine was completed in 1993 and funded by a public utility customer, as required by a long-term contract. The utility customer paid the Company $1,952,000 which was recognized as a gain on shutdown of this discontinued operation. Final settlement of closure costs, primarily related to retiree health care benefits, has been extended into 1995 at the request of the customer. The Company's wholly-owned subsidiary, T & B Foundry, was disposed of in 1992 resulting in a $3,300,000 pretax loss.

                The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1994 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

                Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1995. As was demonstrated by the Company's 1994 restructuring of its term loans and revolving credit facility, all financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.


RESULTS OF OPERATIONS


                Net sales, operating revenues, sales commissions, royalties and management fees amounted to $207,352,000 in 1994 as compared to $163,446,000 and $154,011,000 in 1993 and 1992, respectively. Income from operations of $18,301,000 in 1994 increased 48% as compared to $12,364,000 in 1993. A loss from operations of $44,932,000 was incurred in 1992. Income from continuing operations before taxes was $20,122,000 in 1994 as compared to $9,554,000 in 1993 and a loss of $49,761,000 in 1992. Net income for 1994 was $14,891,000 or
$5.98 per share on 2,491,000 average shares as compared to $7,262,000 or $2.89 per share in 1993 on 2,512,000 average shares and a net loss of $56,693,000 or $22.56 per share in 1992 on 2,513,000 average shares.

                As previously mentioned, pretax results in 1994 include gains of $7,833,000 on the sale of the Company's Ceredo coal dock business and current investments. Pretax results in 1993 included gains of $3,979,000 on the sale of certain assets, a $1,700,000 reserve against doubtful coal customer accounts receivable and a $652,000 charge related to refinancing the Company's Title XI

Bonds. The pretax loss for 1992 increased $47,912,000 for a provision for capacity rationalization, impairment charges and a loss on the disposal of a business. Notes H and I to the consolidated financial statements further describe these charges. Pretax results in 1992 also included a $1,544,000 gain on the disposal of certain undeveloped Iron Ore and Industrial Sands properties.

                In 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,972,000 to reflect unrealized gains on available-for-sale investments. Available-for-sale investments are carried at fair value and are reported as a current asset, as further described in Notes A and B to the consolidated financial statements.

                In 1994 the Company reevaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 7.25% to 8.0% to better reflect market rates. The assumed health care cost trend rate will decline in 1995 by .50% for retirees under age 65, while the ultimate trend rate will increase by .50% for all retirees. The change in assumptions did not affect 1994 net income and will not have a significant effect on net income in 1995. Postretirement benefits are further described in Note E to the consolidated financial statements.

                In 1992 the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." As a part of adopting the new standard, the Company recorded a one-time, non-cash charge of $17,541,000 or $6.98 per share in 1992. The Company also changed its method of accounting for vessel inspection costs from expensing such costs over one shipping season to deferring these costs and amortizing them over five shipping seasons between required inspections. This change resulted in a cumulative adjustment of $534,000 or $.21 per share. Note A to the consolidated financial statements further describes these changes in accounting. The net loss for 1992 increased $9,978,000 or $3.97 per share for an extraordinary provision for the Coal Industry Retiree Health Benefit Act of 1992. This legislation required former coal mining companies to assume certain health care benefit obligations for retired coal miners and their dependents, as further described in Note J to the consolidated financial statements.

                Record tonnages carried by the Company's Great Lakes fleet, strong Iron Ore sales and improved sales from the Industrial Sands segment combined to strengthen the Company's 1994 results. The Company benefitted from strong North American steel industry demand and significant cost reductions achieved from a realignment into four business units - Marine Transportation, Iron Ore, Refractories & Minerals and Industrial Sands.

                The operating results of the Company's business segments for the three years ended December 31, 1994 are discussed below. It is the policy of the Company to allocate certain corporate general and administrative expenses to its business segments. The Company continues to stress quality products, cost reductions and improved marketing practices for its products and services in order to remain competitive and grow within the industries served.

MARINE TRANSPORTATION - Operating revenues amounted to $82,153,000 in 1994 which were 12% greater than revenues of $73,143,000 in 1993 and 16% greater than revenues of $70,654,000 in 1992. Operating profit was $12,467,000 in 1994 which was a 16% and 31% increase over 1993 and 1992 levels of $10,791,000 and $9,538,000, respectively. Income from continuing operations before taxes was $8,270,000 in 1994 compared to $5,492,000 and $2,228,000 in 1993 and 1992, respectively.

                Revenues improved in 1994 for the Company's Great Lakes vessel fleet as operating days increased 20% from an extended sailing season after a delayed start due to severe ice conditions on the Great Lakes. The average rate per ton in 1994 was comparable to rates in the prior two years. The fleet experienced a 14% increase in tonnage carried in 1994, representing a record level, compared to 1993. Tonnage carried in 1994 exceeded 1992 tonnage by 17%. Transportation of iron ore in 1994 was comparable to 1993, while coal and stone shipments increased by 25%. Iron ore shipments in 1994 were 14% greater than in 1992 and shipments of coal and stone improved 19%. The Company operated twelve vessels during the 1994 sailing season. In 1993, ten vessels sailed for the full sailing season, while one vessel operated for part of the season. Eleven vessels operated for the full season in 1992.

                The 1994 operating profit improvement, compared to prior years, resulted from better business conditions for the Company's customers, favorable weather conditions once the sailing season commenced and lower operating costs. Capital expenditures and depreciation expense increased in 1994 as more vessels required their 5-year inspections prior to sailing. Depreciation expense was lower in 1993, as compared to 1992, as a result of the prior year asset impairment charges. Interest expense declined in 1994, compared to prior years, as a result of reductions in outstanding debt and a lower fixed interest rate on the Company's Title XI Bonds.

                A new collective bargaining agreement was reached in early 1995 with Marine Transportation's unlicensed seamen. This agreement will help to bring about a smooth beginning to the 1995 navigation season.

IRON ORE - Net sales, royalties and management fees amounted to $54,656,000 in 1994, as compared to $23,634,000 and $18,821,000 in 1993 and 1992, respectively. Operating profit was $6,866,000 compared to $4,031,000 in 1993 and an operating loss of $2,832,000 in 1992. Income from continuing operations before taxes was $6,524,000 in 1994 compared to $3,405,000 in 1993 and a loss of $38,206,000 in 1992.

                Both iron ore pellet production lines at Eveleth Mines were in operation in 1994 with total production approximating 5,000,000 tons, as compared to 3,100,000 tons in 1993 and 3,600,000 in 1992. Additional pellet tonnage was available to the Company to sell in 1994, as other owners elected not to claim their full share of Eveleth production. The Company, in addition to its sales to long-term contract customers, sells the balance of its share of Eveleth Mines' iron ore pellet production each year on the spot market. Revenues and operating results increased in 1994 with strong sales to the North American steel industry, as compared to prior years. The improvement in 1994 was partially offset by a 10% and 22% decline in the average selling price per ton as compared to 1993 and 1992 average prices, respectively. Spot market selling prices increased in 1994, while prices declined for long-term contract customers. Sales to contract customers and new customers in the spot market accounted for the increase in revenues in 1993, as compared to 1992. In addition, Eveleth Mines was shut down for a part of 1992.

                In 1992, the Company recorded a provision for capacity rationalization of $34,694,000 and asset impairment charges of $330,000, as further described in Note I to the consolidated financial statements. The charges resulted from Eveleth's high costs and depressed economic conditions in the steel industry. A $550,000 gain on the sale of certain undeveloped iron ore properties reduced the loss in 1992. The capacity rationalization steps taken improved operating profit in 1994 and 1993 by $4,393,000 and $5,220,000, respectively. Increased production, resulting in higher royalties, and reduced costs also contributed to the improvements. Interest expense declined in 1994, compared to prior years, due to reductions in outstanding debt which is scheduled to be paid off in 1995.

                Discussions, started in 1993, have continued regarding one partner's possible exit from Eveleth Mines. However, no agreement has been reached regarding the terms of such an exit or of a potential restructuring of Eveleth Mines. Until an agreement has been reached, it is not possible to predict how these events may affect the Company. All owners have presently claimed their share of Eveleth production for 1995. Therefore, the Company's 1995 sales and operating results for its Iron Ore segment will likely be more comparable to 1993 levels. With a new six year labor contract at Eveleth Mines, the Company continues its efforts to reduce costs and more aggressively market its share of Eveleth's production.

REFRACTORIES & MINERALS - Net sales of $39,502,000 in 1994 were 10% and 15% greater than 1993 and 1992 levels of $35,756,000 and $34,422,000, respectively. Operating profit was $1,074,000 in 1994 compared to $2,809,000 and $257,000 in 1993 and 1992, respectively. Income from continuing operations before taxes was $952,000 in 1994 compared to $2,608,000 in 1993 and a loss of $4,077,000 in
1992.

                Strong demand for a more diverse product line and the dramatic escalation in the price of aluminum, a key component in several products, resulted in a 24% increase in 1994 metallurgical treatment product sales.
Sales of tundish refractory and ingot hot topping products increased 3% and 2%, respectively, in 1994. The Company's plan to remain the leader among the few remaining ingot product suppliers is on track. However, intense competition prevented the Company from making anticipated market penetration into the tundish coating and refractory shape sector of the steel industry in 1994. Fluorspar net sales declined in 1994, compared to prior years, as the Company exited the fluorspar business. Other options are being investigated for the Texas facility's briquetting capabilities. The increase in net sales in 1993, as compared to 1992, was attributable to new business for almost all products. An 11% increase in net sales related to this new business was partially offset by the loss of revenues from T & B Foundry, which was disposed of at the end of 1992. T & B Foundry accounted for 16% of the segment's net sales in 1992.

                Operating profit declined in 1994, compared to 1993, as the sales mix shifted away from higher margin ingot and tundish products, and as a result of exiting the fluorspar business. The Company's Warren, Ohio facility, which manufactures metallurgical treatment products, incurred higher production, maintenance and inventory costs as it operated near full capacity throughout 1994.

Administrative, selling and research and development costs increased by almost 10% for the same period with the Company's effort to increase market share, customer base and product diversification. Operating profit improved in 1993, compared to 1992, as a result of market penetration and cost reductions in the production of tundish coatings and hot top products. Interest expense declined in 1994, compared to prior years, as outstanding debt was reduced.

                The loss from continuing operations before taxes in 1992 included a $3,300,000 loss on the disposal of T & B Foundry and $755,000 related to certain liabilities incurred at the Company's Canadian facilities.

INDUSTRIAL SANDS - Net sales of $28,818,000 in 1994 increased 8% and 18% compared to $26,606,000 and $24,447,000 in 1993 and 1992, respectively.
Operating profit of $2,834,000 in 1994 compared to $1,827,000 in 1993 and $944,000 in 1992. Income from continuing operations before taxes was $2,893,000 compared to $1,846,000 in 1993 and a loss of $2,699,000 in 1992.

                Tonnage shipped in 1994 increased by 3% and 15% compared to 1993 and 1992 levels, respectively. The average sales price per ton in 1994 improved by 5% and 3% compared to 1993 and 1992 average prices, respectively. The largest tonnage gains were in frac sand sold in the oil and gas extraction markets and specialty bulk and strip sand sold in the construction materials and recreational markets. Frac sand sales were especially strong in the fourth quarter of 1994 with the Company's $8,000,000 purchase of additional sand assets. Glass and pulverized sand sales in 1994 were comparable to prior years, while foundry sand sales improved during the second half of 1994.

Customers in the glass sand market operated at reduced production capacities throughout most of 1994. The 1993 sales improvement, as compared to 1992, was primarily the result of sales to the glass and recreational sand markets. A magnetic separation process enabled the Company to obtain new business, although this improvement was partially offset by reductions in glass sand customers' production capacity.

                The 1994 operating profit improvement is attributable to reduced operating costs and a higher utilization of sand production capacity in the fourth quarter. In addition, steps to streamline the segment's management processes were implemented during the fourth quarter which reduced overhead costs and are expected to accelerate long-term productivity gains. Certain overlapping support functions were consolidated in Cleveland, Ohio, while responsibility for operating decisions were moved to the production sites. Operating profit increased in 1993, compared to 1992, on higher sales and a better mix of products sold. Depreciation expense was lower in both 1994 and 1993 due to asset impairment charges recognized in 1992.

                Income from continuing operations before taxes in 1992 includes a $993,000 gain on the sale of certain undeveloped sand properties and impairment charges of $4,640,000. The charges resulted from impaired asset carrying values at the Company's Texas and California facilities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in Note A to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions and vessel inspection costs.


                                           ERNST & YOUNG LLP


Cleveland, Ohio
February 15, 1995

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                              December 31
                                                       1994                 1993
                                                   ---------------------------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                      $ 17,720,419         $ 21,243,064
    Investments                                       5,772,650                  -0-
    Accounts receivable, less reserves for
        doubtful accounts of $440,000 in
        1994 and $2,082,000 in 1993                  32,035,408           28,291,306
    Inventories
        Raw materials and finished products           3,846,094            4,354,120
        Operating supplies                            2,261,747            2,305,719
                                                  -------------        -------------
                                                      6,107,841            6,659,839
    Deferred income taxes                             2,213,246            3,801,985
    Prepaid insurance and other expenses              2,237,793            2,191,166
                                                  -------------        -------------
        TOTAL CURRENT ASSETS                         66,087,357           62,187,360

INVESTMENTS                                          10,563,835           14,871,623

PROPERTIES AND EQUIPMENT
    Marine Transportation                           234,867,117          239,999,642
    Iron Ore                                          1,305,258              113,508
    Industrial Sands                                 52,467,527           49,911,250
    Refractories & Minerals                          17,330,863           16,252,996
    Other                                             8,872,597           13,115,215
                                                  -------------        -------------
                                                    314,843,362          319,392,611

    Less allowances for depreciation
        and amortization                            156,886,610          156,962,679
                                                  -------------        -------------
                                                    157,956,752          162,429,932


PREPAID PENSION COSTS AND OTHER ASSETS               26,205,459           20,228,456
                                                  -------------        -------------

                                                  $ 260,813,403        $ 259,717,371
                                                  =============        =============

                                                                    December 31
                                                                1994           1993
                                                            --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Current portion of long-term debt                       $  8,476,450  $ 11,189,664
    Accounts payable                                           4,569,067     4,035,129
    Payrolls and other accrued compensation                    7,057,615     4,814,871
    Accrued expenses                                          16,013,208    12,772,673
    Income taxes                                               2,270,951       733,414
    Reserve for capacity rationalization                       6,312,600     6,312,600
                                                            ------------  ------------
                  TOTAL CURRENT LIABILITIES                   44,699,891    39,858,351

LONG-TERM DEBT, less current portion                          57,117,575    69,344,025
POSTRETIREMENT BENEFITS OBLIGATION                            31,071,022    30,285,278
OTHER LONG-TERM LIABILITIES                                   24,019,063    30,958,324
DEFERRED INCOME TAXES                                         19,152,931    19,398,153

STOCKHOLDERS' EQUITY
    Preferred Stock, without par value - authorized
        5,000,000 shares; none issued                                -0-           -0-
    Common Stock, par value $1.00 per share - authorized
        10,000,000 shares; issued 3,626,666 shares             3,626,666     3,626,666
    Additional capital                                         9,035,841     8,988,043
    Unrealized gains                                           2,278,273           -0-
    Retained earnings                                        101,173,484    88,773,915
                                                            ------------  ------------
                                                             116,114,264   101,388,624

    Treasury Stock, at cost - 1,143,540 and
        1,122,740 shares at respective dates                 (29,217,318)  (28,681,694)

    Unallocated Employee Stock Ownership
        Plan shares                                         (  2,144,025)  ( 2,833,690)
                                                            ------------  ------------

                                                              84,752,921    69,873,240
                                                            ------------  ------------

                                                            $260,813,403  $259,717,371
                                                            ============  ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                                                         Year Ended December 31
                                                             1994                 1993                   1992
                                                        ----------------------------------------------------------
REVENUES
    Net sales and operating revenues                    $202,754,512          $159,736,471            $148,690,067
    Sales commissions, royalties and
       management fees                                     4,597,517             3,709,687               5,321,222
                                                        ------------          ------------            ------------
                                                         207,352,029           163,446,158             154,011,289

COSTS AND EXPENSES
    Cost of goods sold and operating expenses            172,453,991           133,335,772             133,827,997
    General, administrative and selling expenses          16,295,454            15,854,049              16,564,471
    Reserve for doubtful accounts                            301,652             1,892,419                 638,110
    Provision for capacity rationalization                                                              34,693,983
    Impairment charges                                                                                   9,918,497
    Loss on disposal of business                                                                         3,300,000
                                                        ------------          ------------            ------------
                                                         189,051,097           151,082,240             198,943,058
                                                        ------------          ------------            ------------

INCOME (LOSS) FROM OPERATIONS                             18,300,932            12,363,918             (44,931,769)

    Gain on sale of assets                                 8,093,805             4,116,906               1,560,218
    Interest, dividends and other income                   1,387,443             1,184,208               1,465,075
    Interest expense                                      (5,992,018)           (7,554,878)            ( 7,610,195)
    Other expense                                         (1,668,327)           (  556,119)            (   244,048)
                                                        ------------          ------------            ------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE TAXES                               20,121,835             9,554,035             (49,760,719)

INCOME TAXES
    Current                                                4,825,000               233,000               2,330,000
    Deferred                                                 406,000             2,059,000             (19,942,000)
                                                        ------------          ------------            ------------
                                                           5,231,000             2,292,000             (17,612,000)
                                                        ------------          ------------            ------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                            14,890,835             7,262,035             (32,148,719)

Discontinued operation:
    Income from discontinued operation                                                                   1,152,566
    Gain on shutdown of discontinued operation                                                           1,287,791
                                                                                                      ------------
Income and gain from discontinued operation                                                              2,440,357
                                                        ------------          ------------            ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
    PROVISION AND CUMULATIVE EFFECTS
    OF CHANGES IN ACCOUNTING                              14,890,835             7,262,035             (29,708,362)

Extraordinary provision for Coal Industry Retiree
    Health Benefit Act of 1992                                                                         ( 9,977,900)
Cumulative effects of changes in accounting for
    postretirement benefits other than pensions
    and vessel inspection costs                                                                        (17,006,415)
                                                        ------------          ------------            ------------

NET INCOME (LOSS)                                       $ 14,890,835          $  7,262,035            $(56,692,677)
                                                        ============          ============            ============

CONSOLIDATED STATEMENT OF OPERATIONS - (CONTINUED)

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                Year Ended December 31
                                                                  1994                  1993                  1992
                                                               -----------------------------------------------------
Income (loss) per share of common stock:
    Continuing operations                                      $  5.98                 $ 2.89                $(12.79)
    Discontinued operation                                                                                       .97
                                                               -------                 ------                -------
    Before extraordinary provision and cumulative
        effects of changes in accounting                          5.98                   2.89                 (11.82)
    Extraordinary provision                                                                                   ( 3.97)
    Cumulative effects of changes in accounting                                                               ( 6.77)
                                                               -------                 ------                -------

NET INCOME (LOSS) PER SHARE                                    $  5.98                 $ 2.89                $(22.56)
                                                               =======                 ======                =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                   Year Ended December 31
                                                                     1994                   1993                  1992
                                                                 ---------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                           $14,890,835            $ 7,262,035           $(56,692,677)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
         Depreciation and amortization                            13,603,183             13,431,957             16,165,164
         Deferred income taxes                                       170,517                447,200           ( 19,968,342)
         Gain on sale of assets                                  ( 8,094,005)           ( 4,116,906)           ( 2,848,009)
         Impairment charges                                                                                      9,918,497
         Capacity rationalization                                                                               34,693,983
         Loss on disposal of business                                                                            3,300,000
         Extraordinary provision for Coal Act of 1992                                                            9,977,900
         Cumulative effects of changes in accounting                                                            17,006,415
         Prepaid pension costs and other assets                  ( 1,919,098)           ( 2,147,271)           ( 1,921,313)
         Decrease (increase) in accounts
           receivable                                            ( 3,744,102)           ( 8,981,222)            11,315,860
         Decrease (increase) in inventories                          396,592            (   902,301)              (422,785)
         Increase (decrease) in accounts payable                     533,938            (   492,806)               374,061
         Other operating activities                                3,751,390                856,188              7,058,844
                                                                ------------           ------------           ------------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                      19,589,250              5,356,874             27,957,598

INVESTING ACTIVITIES
     Purchase of properties and equipment                        ( 5,609,103)           ( 2,921,175)           ( 6,326,590)
     Proceeds from sale of assets                                 11,849,592              8,656,012              4,221,097
     Iron Ore and other investments                              ( 2,885,830)           ( 2,829,389)           ( 2,751,257)
     Acquisition of assets                                       ( 8,000,000)                                  ( 6,000,000)
                                                                ------------           ------------           ------------

       NET CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                                     ( 4,645,341)             2,905,448            (10,856,750)

FINANCING ACTIVITIES
     Payments on long-term debt                                  (24,189,664)           (18,152,879)           (28,652,850)
     Additional long-term debt                                     8,750,000             10,000,000             21,000,000
     Dividends paid                                              ( 2,491,266)           ( 2,009,481)           ( 3,518,096)
     Purchase of Treasury Stock                                  (   535,624)           (   189,240)
                                                                ------------           ------------           ------------

       NET CASH USED FOR FINANCING ACTIVITIES                    (18,466,554)           (10,351,600)           (11,170,946)
                                                                ------------           ------------           ------------
Increase (decrease) in cash and cash
     equivalents                                                 ( 3,522,645)           ( 2,089,278)             5,929,902


Cash and cash equivalents, January 1                              21,243,064             23,332,342             17,402,440
                                                                ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                           $17,720,419            $21,243,064           $ 23,332,342
                                                                 ===========           ============           ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                    Common                   Additional           Unrealized
                                    Stock                     Capital               Gains
                                  ----------                -----------          ------------
Balance,
 January 1, 1992                  $3,626,666                 $8,866,493

Net Loss
Dividends
 $1.40 per share
Tax benefit of unallocated
 shares in ESOP                                                  80,048
Allocated ESOP shares
                                  ----------                -----------

Balance,
 December 31, 1992                 3,626,666                  8,946,541

Net Income
Dividends
 $.80 per share
Tax benefit of unallocated
 shares in ESOP                                                  41,502
Purchase of Treasury
 Stock
Allocated ESOP shares
                                  ----------                -----------

Balance,
 December 31, 1993                 3,626,666                  8,988,043

Adjustment for change
 in accounting                                                                     $2,971,792
Net Income
Dividends
 $1.00 per share
Change in unrealized gains                                                           (693,519)
Tax benefit of unallocated
 shares in ESOP                                                  47,798
Purchase of Treasury
 Stock
Allocated ESOP shares
                                  ----------                -----------          ------------

Balance,
 December 31, 1994                $3,626,666                 $9,035,841            $2,278,273
                                  ==========                 ==========          ============










































                                                                         Unallocated
                                                          Common        Employee Stock       Total
                                  Retained               Stock in         Ownership      Stockholders'
                                  Earnings               Treasury        Plan Shares        Equity
                                ------------            ------------    -----------      ------------
Balance,
 January 1, 1992                $143,732,134            $(28,492,454)   $(4,639,446)     $123,093,393

Net Loss                         (56,692,677)                                             (56,692,677)
Dividends
 $1.40 per share                 ( 3,518,096)                                             ( 3,518,096)
Tax benefit of unallocated
 shares in ESOP                                                                                80,048
Allocated ESOP shares                                                       902,878           902,878
                                ------------            ------------    -----------      ------------

Balance,
 December 31, 1992                83,521,361             (28,492,454)    (3,736,568)       63,865,546

Net Income                         7,262,035                                                7,262,035
Dividends
 $.80 per share                  ( 2,009,481)                                             ( 2,009,481)
Tax benefit of unallocated
 shares in ESOP                                                                                41,502
Purchase of Treasury
 Stock                                                   (   189,240)                     (   189,240)
Allocated ESOP shares                                                       902,878           902,878
                                ------------            ------------    -----------      ------------

Balance,
 December 31, 1993               88,773,915              (28,681,694)    (2,833,690)       69,873,240

Adjustment for change
 in accounting                                                                              2,971,792
Net Income                       14,890,835                                                14,890,835
Dividends
 $1.00 per share                ( 2,491,266)                                              ( 2,491,266)
Change in unrealized gains                                                                (   693,519)
Tax benefit of unallocated
 shares in ESOP                                                                                47,798
Purchase of Treasury
 Stock                                                   (   535,624)                     (   535,624)
Allocated ESOP shares                                                       689,665           689,665
                                ------------            ------------    -----------      ------------

Balance,
 December 31, 1994              $101,173,484            $(29,217,318)   $(2,144,025)     $ 84,752,921
                                ============            ============    ===========      ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
December 31, 1994, 1993 and 1992


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

INVENTORIES: Inventories are stated at the lower of average cost (first-in, first-out method) or market.

INVESTMENTS: Available-for-sale investments are carried at fair value, based on quoted market prices, and are reported as a current asset in the consolidated balance sheet. Realized gains and losses on the sale of such investments are based on average cost. In prior years, the Company reported these investments at the lower of cost or market and as long-term.

The Company holds a long-term investment in Eveleth Mines through a 15 percent interest in Eveleth Taconite Company (ETC) and a 20.5 percent interest in Eveleth Expansion Company (EEC).

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

ACCOUNTING CHANGES AND RECLASSIFICATION: In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,971,792 (net of income taxes of $1,531,000) to reflect unrealized gains on available-for-sale investments. Prior years consolidated financial statements have not been restated for the accounting change.

In 1992, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This standard requires that the expected cost of retiree health benefits be charged to expense during the years that employees render service rather than recognizing these costs on a cash basis. As a part of adopting the standard, the Company recorded a, one-time, non-cash charge of $17,540,830 (net of income taxes of $9,037,000), or $6.98 per share.

In 1992, the Company changed its method of accounting for vessel inspection costs from expensing such costs over one shipping season to deferring these costs and amortizing them over the five shipping seasons between required inspections. This change results in a better matching of these expenses with revenues generated during the periods benefitted and improves financial reporting. This change in accounting resulted in a cumulative adjustment of $534,415 (net of income taxes of $275,000), or $.21 per share.

Certain amounts in prior years have been reclassified to conform with the 1994 consolidated financial statement presentation.


NOTE B - INVESTMENTS


The fair value of available-for-sale investments is $5,772,650 at December 31, 1994 and includes unrealized gains of $3,451,273 based on a cost of $2,321,377. The Company realized gains of $1,315,000 from proceeds of $2,166,000 on the sale of such investments for the year ended December 31, 1994.

NOTE C - STOCKHOLDERS' EQUITY


The Company's Preferred Stock is issuable in series and the Board of Directors is authorized to fix the number of shares and designate the terms of each issue.

Certain shares of Series C $10.00 Preferred Stock and Common Stock have been reserved for issuance upon exercise of Rights under a Stockholders' Rights Plan. The Rights should not interfere with any merger or other business combination approved by the Board of Directors, because the Board, at its option, may redeem the Rights at their redemption price.

The Company has a noncontributory Employee Stock Ownership Plan (ESOP) and Trust for the benefit of certain salaried employees. In prior years, the Trust financed the purchase of 250,000 shares of the Company's Common Stock. The Company has guaranteed the financing and is obligated to make annual contributions to enable the Trust to repay the loan, including interest. The Company, as guarantor, has recorded the loan as long-term debt and a like amount as a reduction of stockholders' equity.

NOTE D - INCOME TAXES


Total income tax expense (benefit) from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                                       1994              1993            1992
                                                                 ------------------------------------------------
Computed income tax expense (benefit)
   at statutory rate                                               $  6,854             $3,248           $(16,919)

Tax differences due to:
   Percentage depletion                                              (1,270)              (751)              (696)
   State & local income taxes                                            40               ( 22)                87
   Other                                                             (  393)              (183)              ( 84)
                                                                 ----------         ----------         ----------

Total income tax expense (benefit)
   from continuing operations                                       $ 5,231             $2,292           $(17,612)
                                                                 ==========         ==========         ==========


The Company made income tax payments of $3,103,000, $40,000 and $2,483,000 during 1994, 1993 and 1992, respectively. The Company received income tax refunds of $1,652,000, $222,000 and $106,000 during those same periods.

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                  December 31
                                                                           1994                     1993
                                                                       ------------------------------------
Deferred tax liabilities:
     Tax in excess of book depreciation                                    $42,204                $43,106
     Pension benefits                                                        4,837                  4,323
     Other                                                                   5,134                  2,776
                                                                          --------               --------

        Total deferred tax liabilities                                      52,175                 50,205


Deferred tax assets:
     Capacity rationalization and asset
         impairment                                                         13,582                 13,575
     Postretirement benefits other than
         pensions                                                            9,993                  9,459
     Coal Act liability                                                      4,664                  4,869
     Other                                                                   6,996                  6,706
                                                                          --------               --------

        Total deferred tax assets                                           35,235                 34,609
                                                                          --------               --------

        Net deferred tax liabilities                                       $16,940                $15,596
                                                                          ========               ========

NOTE E - POSTRETIREMENT BENEFITS


The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations.

A summary of the components of the net periodic pension credit for defined benefit plans follows (in thousands):

                                                           1994                     1993                  1992
                                                       ----------------------------------------------------------
Service cost-benefits earned
   during the period                                      $ 1,417                  $ 1,261                $ 1,156
Interest cost on projected
   benefit obligation                                       4,550                    4,644                  4,574
Actual return on plan assets                                  531                   (7,558)                (5,975)
Net amortization and deferral                              (8,417)                  (  575)                (2,086)
                                                         --------                 --------               --------

Net pension credit                                        $(1,919)                 $(2,228)               $(2,331)
                                                         ========                 ========               ========


Assumptions used in the accounting for defined benefit plans were:

                                                                      1994              1993            1992
                                                                  -----------------------------------------------
Weighted-average discount rate                                         8%               7-1/4%            8-1/2%
Rate of increase in compensation levels                                4%                   4%                5%
Expected long-term rate of return on assets                            9%               9-1/2%            9-1/2%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans (in thousands):

                                                                  December 31
                                                          1994                   1993
                                                        --------------------------------
Actuarial present value of
   benefit obligations
     Vested benefit obligation                          $(55,736)               $(55,720)
                                                        ========                ========
     Accumulated benefit
        obligation                                      $(59,930)               $(60,162)
                                                        ========                ========
     Projected benefit
        obligation                                      $(63,854)               $(64,431)
Plan assets at fair value                                 80,215                  84,854
                                                        --------                --------
Plan assets in excess of
   projected benefit obligation                           16,361                  20,423

Unrecognized net loss (gain)                               1,306                (  2,432)
Unrecognized prior service cost                            4,156                   2,473
Unrecognized initial net assets                          ( 6,005)               (  6,772)
                                                        --------                --------

Prepaid pension costs recognized                        $ 15,818                $ 13,692
                                                        ========                ========

Plan assets consist primarily of debt and equity securities.

Defined contribution plans are maintained for certain employees and Company contributions are based on specified percentages of employee contributions, except for the ESOP. The expense for these plans was $1,160,000, $1,434,000 and $1,321,000 for 1994, 1993 and 1992, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements which provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and the expense amounted to $1,703,000, $1,348,000 and $1,088,000 for 1994, 1993 and 1992,
respectively.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain retired employees. Substantially, all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred.

Net periodic postretirement benefits cost includes the following components (in thousands):

                                                  1994                    1993                   1992
                                                ---------------------------------------------------------
Service cost                                    $   59                  $   826                 $   691
Interest cost                                    1,730                    2,228                   2,180
Net amortization                                  (552)                     (13)                    -0-
                                                ------                  -------                 -------
Net periodic postretirement
   benefit cost                                 $1,777                   $3,041                  $2,871
                                                ======                  =======                 =======


Components of the unfunded postretirement benefits obligation are as follows (in thousands):

                                                                                  December 31
                                                                         1994                    1993
                                                                        -------------------------------
   Retirees                                                             $14,019                 $14,478
   Fully eligible active plan participants                                2,261                   2,728
   Other active plan participants                                         7,535                  10,255
                                                                        -------                 -------
Accumulated postretirement benefits obligation                           23,815                  27,461

Unrecognized prior service credit                                         2,120                   1,962
Unrecognized net gain                                                     5,136                     862
                                                                        -------                 -------

Postretirement benefits obligation recognized                           $31,071                 $30,285
                                                                        =======                 =======


The weighted-average discount rate used in determining the accumulated postretirement benefits obligation was 8.0% and 7.25% at December 31, 1994 and 1993, respectively.

The weighted-average annual assumed rate of increase in the health care cost trend rate for 1995 is 8.25% (9% in 1994) for retirees age 65 and over and 10.75% (12% in 1994) for retirees under age 65, and both are assumed to decrease gradually to 5.75% in 2000 and 2005, respectively (5.25% in 1994) and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation as of December 31, 1994 by approximately $3,359,000 and the aggregate of the service and interest cost components of net periodic postretirement benefits cost for 1994 by approximately $377,000.

NOTE F - COMMITMENTS


Rental expense was $5,067,000, $5,162,000 and $5,181,000 in 1994, 1993 and
1992, respectively. In general, the leases are renewable or contain purchase options at the end of the lease term. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal.

Future minimum payments at December 31, 1994, under noncancelable operating leases, primarily vessel charters, are $4,421,000 in 1995, $4,252,000 in 1996, $4,088,000 in 1997, $4,036,000 in 1998, $1,790,000 in 1999 and $1,938,000
thereafter.

The Company and its partners in Eveleth Mines have guaranteed to reimburse ETC and EEC for all costs incurred in production of iron ore pellets, including EEC's debt service. Each partner of Eveleth Mines pays its share of costs based upon its share of production or ownership interest, whichever is applicable. Purchases by the Company under an Eveleth Mines contract amounted to $49,757,000, $24,800,000 and $21,764,000 for the years ended December 31,
1994, 1993 and 1992, respectively. Maturities on EEC's debt are $2,813,000 in 1995 and are included in the reserve for capacity rationalization. Accrued expenses include $5,897,000 and $4,955,000 payable in 1994 and 1993, respectively, for ETC's and EEC's working capital requirements.

NOTE G - LONG-TERM DEBT


Long-term debt is as follows (in thousands):

                                                                                   December 31
                                                                          1994                   1993
                                                                        -------------------------------
Title XI Ship Financing Bonds
     Fixed rate, 5.3%                                                   $16,200                 $18,700

Term Loan, Variable rate, 7.5%                                           47,250                  44,750

Revolving Credit, Variable rate                                             -0-                  10,000

Term Loan, Variable rate                                                    -0-                   4,250

Guaranteed ESOP Loans
     Variable rate                                                          -0-                     213
     Variable rate, 5.45%, and                                              794                     971
     Fixed rate, 8.88%,
        due in equal quarterly
        installments through May 31, 1999                                 1,350                   1,650
                                                                        -------                 -------
                                                                         65,594                  80,534
Less current portion                                                      8,476                  11,190
                                                                        -------                 -------

                                                                        $57,118                 $69,344
                                                                        =======                 =======

The Title XI Ship Financing Bonds relate to a first preferred ship mortgage on the M/V Columbia Star and are guaranteed by the U.S. Government under the Federal Ship Financing Program. In 1993, the Company refinanced the Title XI Bonds at a pretax cost of $652,000, reducing the fixed interest rate from 9.65% to 5.3%. The Bonds require sinking fund payments of $1,250,000 semiannually through December 15, 2000, with a final payment of $1,200,000 in 2001.

The Title XI Bonds and a vessel charter agreement may require the Company, under certain conditions, to make deposits to a reserve fund, maintain specified levels of stockholders' equity or obtain prior written consent from the Maritime Administrator, U.S. Department of Transportation, for certain designated financial transactions. No approval was required through 1994 and the Company does not anticipate any such consent will be required in the future.

In December 1994, the Company amended and restated its loan agreement with various banks to extend the Term Loan through December 31, 2001 and reduce semiannual payments. Under the new loan agreement, the Term Loan balances were consolidated and increased to $50,000,000 and the Revolving Credit was increased to $40,000,000, of which $15,000,000 is available only for acquisitions. The commitment fee on the unused Revolving Credit was reduced to .25%, while the variable interest rate premium declined on both the Revolving Credit and Term Loan. The variable interest rate premium, under the new loan agreement, will fluctuate based upon the Company's funded debt to total capital and interest coverage ratios.

The Company has mandatory semiannual payments under the Term Loan of $2,750,000 from December 31, 1994 through June 30, 2001, with a final payment of $11,500,000 on December 31, 2001. The Revolving Credit terminates on December 31, 1997, subject to annual renewals under certain conditions to December 31, 2001. The Company has $40,000,000 of borrowing available under the Revolving Credit at December 31, 1994.

Collateral for the Title XI Ship Financing Bonds and the Term Loan is in the form of first preferred ship mortgages on five of the Company's vessels with a net book value of $107,000,000.

The Company, in separate agreements which expire in 1995, entered into interest rate swaps with major financial institutions to substitute fixed rates for LIBOR-based interest rates on notional amounts totaling $24,030,000 at December 31, 1994. The interest rate differential is recognized over the lives of the agreements as an adjustment to interest expense. The weighted average interest rate was 9.9% on the amounts covered by the swap agreements during 1994.
Market risks associated with the swap agreements are mitigated since increased interest payments under the agreements resulting from a decrease in LIBOR-based interest rates are effectively offset by decreased variable rate interest payments under the debt obligations.

The Company's debt agreements, as amended, contain various covenants with the most restrictive covenant requiring the Company to maintain specified levels of tangible net worth during each year. The Company's tangible net worth was $76,707,000 at December 31, 1994, compared to a minimum specified level of $64,445,000.

Long-term debt maturities are $8,476,000 in 1995 through 1998, $8,238,000 in 1999, $8,000,000 in 2000 and $15,450,000 in 2001. The Company made interest payments of $5,345,000, $7,973,000 and $7,279,000 during 1994, 1993 and 1992, respectively.

The fair value of the Company's long-term debt and interest rate swaps is estimated to be $64,400,000 and $230,000, respectively, at December 31, 1994. Such fair values were estimated using discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of arrangements.

NOTE H - DISPOSITIONS


In 1994, the Company sold its Ceredo coal dock business resulting in a $6,518,000 pretax gain. The Company sold certain assets of its Licking River Terminal coal dock in 1993, which resulted in a $1,326,000 pretax gain. Also in 1993, the Company sold for cash its unsecured bankruptcy claim against LTV Steel Company, Inc. resulting in a $2,653,000 pretax gain after the retirement of $4,412,000 of long-term receivables.

In 1992, the Company's wholly owned subsidiary, Saginaw Mining Company, ceased operation of its Ohio coal mine. Permanent closure of the mine was completed in 1993 and was funded by a public utility customer, as required by a long-term contract. The utility customer paid the Company $1,951,791 in 1992 which was recognized as a gain on shutdown of discontinued operation of $1,287,791 (net of income taxes of $664,000), or $.51 per share. The discontinued operation had total revenues of $19,365,000 and pretax income of $1,603,000 in 1992. Final settlement of closure costs, primarily related to retiree health care benefits, has been extended into 1995 at the request of the customer.

The Company's wholly owned subsidiary, T & B Foundry, was disposed of in 1992 resulting in a $3,300,000 pretax loss. The Foundry was included in the Company's Refractories & Minerals segment in 1992.

NOTE I - ASSET IMPAIRMENTS AND RESERVES


In 1992, the Company recorded a $34,693,983 provision for capacity rationalization. The charge included a $12,256,183 write-down of the Company's investment in Eveleth Mines and the establishment of a $22,437,800 reserve for certain fixed obligations, including the Company's share of Eveleth's long-term debt. The charge resulted from Eveleth's high costs and economic conditions in the steel industry. Other long-term liabilities include the remaining capacity rationalization reserves of $4,700,000 and $9,800,000 at December 31, 1994 and 1993, respectively. Also in 1992, the Company recorded charges of $9,918,497 related to changes in market conditions and circumstances that impaired certain asset carrying values and resulted in certain liabilities primarily in its Marine Transportation, Refractories & Minerals and Industrial Sands segments.

NOTE J - EXTRAORDINARY PROVISION


In 1992, the Coal Industry Retiree Health Benefit Act was enacted. This legislation requires companies that mine coal or previously mined coal to assume certain health care benefit obligations for retired coal miners and their dependents. Some of these coal miners never worked for the companies or have had no relationship with the companies for decades. While the exact amount of the liability was difficult to determine, the Company recorded a, non-cash, extraordinary charge of $9,977,900 (net of income taxes of $5,140,000), or $3.97 per share, to accrue for this obligation in 1992. The Coal Act liability was $13,718,000 and $14,320,000 at December 31, 1994 and 1993, respectively. The change in the liability in 1994 is a result of interest accretion, changes in actuarial assumptions and payments of $881,000. The continuing effects of the Coal Act are expected to reduce future annual net income by approximately $700,000.

NOTE K - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS


Oglebay Norton Company is a Cleveland-based firm serving the steel, ceramic, chemical, glass, electric utility, construction and oil-and gas- well service industries. The Company provides Great Lakes marine transportation, industrial minerals, refractory and metallurgical treatment products used in steelmaking and related industries. The Company's operations were consolidated in 1994 from numerous entities into four distinct business groups:

     OGLEBAY NORTON MARINE TRANSPORTATION

     Formerly known as the Columbia Transportation Division and the Pringle Transit Company, and now under one name, Marine Transportation operates a fleet of vessels shipping bulk commodities, primarily iron ore, coal and limestone, on the Great Lakes.

     OGLEBAY NORTON IRON ORE

     The Company is an equity partner in and manager of the iron ore mining and pelletizing operations of Eveleth Mines, located near Eveleth, Minnesota, on the Mesabi Range.

     OGLEBAY NORTON REFRACTORIES & MINERALS, INC.

     The Refractories & Minerals unit is comprised of the former Ferro Engineering Division, Indiana Manufacturing Company, Tuscarawas Manufacturing Company, and ONCO Minerals which, together with Canadian Ferro Hot Metal Specialties Limited, produce precast refractory shapes, tundish coatings, ingot hot tops and metallurgical treatment products for the casting and refining of molten steel. The Company's mineral processing plant in Brownsville, Texas, also services the steel industry.

     OGLEBAY NORTON INDUSTRIAL SANDS, INC.

     This group consists of five operating units, all providing silica and related sand products to a wide range of markets. The former Central Silica Company, with two facilities in Ohio, supplies the glass, paint, ceramic, recreation and foundry industries. The former Texas Mining Company, with facilities in Brady, Texas, and Riverside, California, primarily serves the oil-and gas-well, filtration and construction sectors. The former California Silica Products Company, located near San Juan Capistrano, California, serves principally the construction and recreation industries.

Accounts receivable of $21,091,000 at December 31, 1994 are due from companies in steel related industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses have, historically, been insignificant. Sales to two major steel producers exceeded 10% of consolidated net sales and operating revenues and are summarized as follows (in thousands):

                            Marine              Iron          Refractories &
Customer                Transportation          Ore              Minerals                Other               Total
--------               ----------------         ---           ---------------            -----               -----
1994
           A               $16,868            $ 6,948              $  555               $    20             $24,391
           B                17,207                -0-               7,122                   700              25,029
                          --------            -------             -------              --------            --------
                           $34,075            $ 6,948              $7,677               $   720             $49,420
                           =======            =======              ======               =======             =======

1993
           A               $14,523            $ 8,935              $  752               $    68             $24,278
           B                19,384                -0-               6,698                 1,513              27,595
                          --------            -------            --------              --------            --------
                           $33,907            $ 8,935              $7,450               $ 1,581             $51,873
                           =======            =======              ======               =======             =======

1992
           A               $14,462            $10,090              $  572               $   105             $25,229
           B                23,700                -0-               6,428                 1,464              31,592
                          --------            -------             -------              --------            --------
                           $38,162            $10,090              $7,000               $ 1,569             $56,821
                           =======            =======              ======               =======             =======

INDUSTRY SEGMENT DATA
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
(In Thousands)

                                                                   Marine        Iron
                                                                Transportation   Ore
                                                                --------------   ----
1994
Identifiable assets                                             $ 140,661       $ 19,354
Depreciation and amortization expense                               8,359            886
Expenditures for properties and equipment                           1,397          1,192

Total revenues                                                     82,153         54,656

Operating profit (loss)                                         $  12,467       $  6,866
Gain on sale of assets                                                 86             18
Company's proportionate share in interest
  expense of Eveleth Mines                                                          (360)
Interest expense                                                   (4,283)
                                                                ---------       --------
Income (loss) from continuing operations before taxes           $   8,270       $  6,524
                                                                =========       ========

1993
Identifiable assets                                             $ 146,918       $ 16,022
Depreciation and amortization expense                               8,157          1,086
Expenditures for properties and equipment                             364

Total revenues                                                     73,143         23,634

Operating profit (loss)                                         $  10,791       $  4,031
Gain on sale of assets                                                 10              4
Company's proportionate share in interest
  expense of Eveleth Mines                                                          (630)
Interest expense                                                   (5,309)
                                                                ---------       --------
Income (loss) from continuing operations before taxes           $   5,492       $  3,405
                                                                =========       ========

1992
Identifiable assets                                             $ 149,830       $ 12,649
Depreciation and amortization expense                               8,677          2,627
Expenditures for properties and equipment                           3,359

Total revenues                                                     70,654         18,821

Operating profit (loss)                                         $   9,538       $ (2,832)
Provision for capacity rationalization                                           (34,694)
Impairment charges                                                 (1,492)          (330)
Gain on sale of assets                                                               550
Loss on disposal of business
Company's proportionate share in interest
  expense of Eveleth Mines                                                          (900)
Interest expense                                                   (5,818)
                                                                ---------       --------
Income (loss) from continuing operations before taxes           $   2,228       $(38,206)
                                                                =========       ========


(1)  Consists primarily of cash and cash equivalents, investments and prepaid pension costs.


                                                       Refractories    Industrial        Total         Corporate
                                                       & Minerals        Sands          Segments       and Other       Consolidated
                                                       -----------     ---------        --------       ---------       ------------
1994
Identifiable assets                                      $20,256          $34,048        $214,319       $ 46,494(1)     $ 260,813
Depreciation and amortization expense                      1,913            2,149          13,307            296           13,603
Expenditures for properties and equipment                  1,225            4,622           8,436            377            8,813

Total revenues                                            39,502           28,818         205,129          2,223          207,352

Operating profit (loss)                                  $ 1,074          $ 2,834        $ 23,241       $ (4,861)(2)    $  18,380
Gain on sale of assets                                        73               59             236          7,858            8,094
Company's proportionate share in interest
  expense of Eveleth Mines                                                                   (360)                           (360)
Interest expense                                            (195)                          (4,478)        (1,514)          (5,992)
                                                         -------          -------        --------       --------        ---------
Income from continuing operations before taxes           $   952          $ 2,893        $ 18,639       $  1,483        $  20,122
                                                         =======          =======        ========       ========        =========

1993
Identifiable assets                                      $21,807          $25,682        $210,429       $49,2881        $ 259,717
Depreciation and amortization expense                      1,657            2,055          12,955            477           13,432
Expenditures for properties and equipment                  1,202              943           2,509            412            2,921

Total revenues                                            35,756           26,606         159,139          4,307          163,446

Operating profit (loss)                                  $ 2,809          $ 1,827        $ 19,458       $ (5,836)(2)    $  13,622
Gain on sale of assets                                                         19              33          4,084            4,117
Company's proportionate share in interest
  expense of Eveleth Mines                                                                   (630)                           (630)
Interest expense                                            (201)                         ( 5,510)        (2,045)          (7,555)
                                                         -------          -------        --------       --------        ---------
Income (loss) from continuing operations before taxes    $ 2,608          $ 1,846        $ 13,351       $ (3,797)       $   9,554
                                                         =======          =======        ========       ========        =========

1992
Identifiable assets                                      $20,304          $27,532        $210,315        $53,659(1)     $ 263,974
Depreciation and amortization expense                      1,906            2,504          15,714            451           16,165
Expenditures for properties and equipment                  3,622            1,545           8,526            201            8,727

Total revenues                                            34,422           24,447         148,344          5,667          154,011

Operating profit (loss)                                  $   257          $   944        $  7,907       $ (2,806)(2)    $   5,101
Provision for capacity rationalization                                                    (34,694)                        (34,694)
Impairment charges                                          (755)          (4,640)         (7,217)        (2,701)          (9,918)
Gain on sale of assets                                         5              997           1,552              8            1,560
Loss on disposal of business                              (3,300)                          (3,300)                         (3,300)
Company's proportionate share in interest
  expense of Eveleth Mines                                                                   (900)                           (900)
Interest expense                                            (284)                          (6,102)        (1,508)          (7,610)
                                                         -------          -------        --------       --------        ---------
Income (loss) from continuing operations before taxes    $(4,077)         $(2,699)       $(42,754)      $ (7,007)       $ (49,761)
                                                         =======          =======        ========       ========        =========

(2)  Includes other operations, certain corporate expenses, net of dividends, interest and other income, and in 1993 a $1,700,000 reserve against doubtful coal customer accounts receivable and $652,000 of debt refinancing costs.

NOTE L - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 1994 and 1993 are summarized as follows (in thousands, except per share amounts):

                                Net                                                                       Net
                            Sales and                                                                    Income
Three Months                Operating                    Gross              Net Income                   (Loss)
    Ended                   Revenues                    Profit                (Loss)                    Per Share
--------------              --------                    -------            -------------                ---------
1994

December 31                    $61,352                   $8,828                  $4,119                     $1.65
September 30                    57,499                    9,701                   4,077                      1.64
June 30                         53,487                    7,525                   6,838                      2.75
March 31                        30,417                    4,247                    (143)                     (.06)

1993

December 31                    $48,281                   $8,703                 $ 4,229                     $1.68
September 30                    47,946                    8,215                   2,311                       .92
June 30                         47,004                    7,632                   2,810                      1.12
March 31                        16,505                    1,850                  (2,088)                     (.83)


Per share amounts are based on the average number of shares outstanding during each quarter.

Second quarter net income for 1994 increased $4,302,000 ($1.73 per share) related to the sale of the Company's Ceredo coal dock business, as disclosed in Note H.

Fourth quarter net income for 1994 decreased $594,000 ($.24 per share) related to a reevaluation of the capacity rationalization reserve and $403,000 ($.16 per share) on the write-off of unamortized financing costs associated with the Company's former loan agreement, as disclosed in Note G.

Second quarter net income for 1993 increased $1,751,000 ($.70 per share) related to the sale of an unsecured bankruptcy claim, as disclosed in Note H, and declined $792,000 ($.32 per share) as a result of a reserve against doubtful coal customer accounts receivable.

Fourth quarter net income for 1993 increased $875,000 ($.35 per share) related to the sale of certain assets, as disclosed in Note H, and declined $760,000 ($.30 per share) related to bond refinancing costs and an additional reserve against remaining doubtful coal customer accounts receivable.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                       None


                                   PART III

        Information in this Part III required by Item 10 ("Directors and Officers of the Registrant"), Items 11 and 13 ("Executive Compensation" and "Certain Relationships and Related Transactions") and Item 12 ("Security Ownership of Certain Beneficial Owners and Management") is incorporated herein by reference to the information contained in the Registrant's definitive Proxy Statement for its 1995 Annual Meeting of Stockholders under the captions "Nominees for Board of Directors" on page 3, "Ownership of Voting Securities" on pages 7 through 9 and "Compensation of Executive Officers" on pages 10 through 13, respectively. A definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before March 31, 1995.


                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
          -------------------------------------------
          REPORTS ON FORM 8-K
          -------------------

          (a)(1) LIST OF FINANCIAL STATEMENTS: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K.

          (a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K.

          (a)(3) LIST OF EXHIBITS: See the Exhibit Index beginning at sequential Page 48 of this Annual Report on Form 10-K.

          (b) REPORTS ON FORM 8-K: The Registrant did not file any reports on Form 8-K in 1994.

          (c) EXHIBITS: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K beginning at sequential Page 51.

          (d)     FINANCIAL STATEMENT SCHEDULES:  None

                           ANNUAL REPORT ON FORM 10-K

                       ITEM 14(A) (1) AND (2), AND 14(C)

                        LIST OF FINANCIAL STATEMENTS AND

                         FINANCIAL STATEMENT SCHEDULES

                                CERTAIN EXHIBITS

                          YEAR ENDED DECEMBER 31, 1994

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

                             ITEM 14(A) (1) AND (2)


        LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES





   The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:

          Consolidated Balance Sheet - December 31, 1994 and 1993
          Consolidated Statement of Operations - Years ended December 31, 1994, 1993, and 1992
          Consolidated Statement of Cash Flows - Years ended December 31, 1994, 1993 and 1992
          Consolidated Statement of Stockholders' Equity - Years ended December 31, 1994, 1993 and 1992
          Notes to Consolidated Financial Statements


   All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                                  SIGNATURES
                                  ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OGLEBAY NORTON COMPANY


                                        /S/  Richard J. Kessler
                                        -----------------------
                                        Richard J. Kessler
                                        Vice President-Finance
                                        and Development



March 31, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Registrant on March 31, 1995.


                                        Chairman of the Board,
/S/ R. Thomas Green, Jr.                President and Chief Executive
----------------------------            Officer and Director; Principal
R. Thomas Green, Jr.                    Executive Officer

/S/ Richard J. Kessler                  Vice President-Finance and
----------------------------            Development; Principal Financial
Richard J. Kessler                      and Accounting Officer


/S/ Brent D. Baird
----------------------------
Brent D. Baird                          Director


/S/ Malvin E. Bank
----------------------------
Malvin E. Bank                          Director


/S/ William G. Bares
----------------------------
William G. Bares                        Director


/S/ Albert C. Bersticker
----------------------------
Albert C. Bersticker                    Director


/S/ John J. Dwyer
----------------------------
John J. Dwyer                           Director


/S/ Ralph D. Ketchum
----------------------------
Ralph D. Ketchum                        Director


/S/ Herbert S. Richey
----------------------------
Herbert S. Richey                       Director


/S/ Renold D. Thompson
----------------------------            Vice Chairman of the Board and
Renold D. Thompson                      Director


/S/ John D. Weil
----------------------------
John D. Weil                            Director


/S/ Fred R. White, Jr.
----------------------------
Fred R. White, Jr.                      Director

Item 14 (a) 3

                                EXHIBIT INDEX


               SEC                                                              Location or
            Exhibit No.                 Description                           Sequential Page
            -----------                 -----------                           ---------------
                 3                 (a)  Restated Certificate         Incorporated by reference in
                                   of Incorporation                  Exhibit 3(a) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                                   (b)  By-Laws                      Incorporated by reference in
                                                                     Exhibit 3(b) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                 4                 (a)  The
                                   Registrant is a party to
                                   instruments,
                                   copies of which will be
                                   furnished to the Securities
                                   and Exchange
                                   Commission upon request,
                                   defining the rights of
                                   holders of its
                                   long-term debt identified in
                                   Note G to the
                                   Consolidated
                                   Financial
                                   Statements

                                   (b)  Form of Rights Agreement     Incorporated by reference in
                                                                     Exhibit 4(b) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

               SEC                                                              Location or
            Exhibit No.                      Description                      Sequential Page
            -----------                      -----------                      ---------------
                10                 (a)  Form of                      Incorporated by reference in
                                   Supplemental                      Exhibit 10(a) in the
                                   Pension Agreements with           Registrant's Annual Report on
                                   selected                          Form 10-K for the year ended
                                   former officers                   December 31, 1993

                                   (b)  Agreement with Brent D.      Incorporated by reference in
                                   Baird                             Exhibit 10(b) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                                   (c)  Trust                        Incorporated by reference in
                                   Agreement for                     Exhibit 10(c) in the
                                   Oglebay Norton Company            Registrant's Annual Report on
                                   Incentive Savings Plan and        Form 10-K for the year ended
                                   Trust (January 1, 1991            December 31, 1993
                                   Restatement)

                                   (d)  Form of Change-in-Control    Incorporated by reference in
                                   Agreements with seven             Exhibit 10(d) in the
                                   Executive Officers                Registrant's
                                                                     Annual Report on Form 10-K for
                                                                     the year ended
                                                                     December 31, 1993

                                   (d)(1)  Amendment to form of                 52
                                   Change-in-Control
                                   Agreements with four Executive
                                   Officers

                                   (d)(2)  Form of Change-in-                   58
                                   Control Agreements with three
                                   Executive Officers

               SEC                                                              Location or
            Exhibit No.                      Description                      Sequential Page
            -----------                      -----------                     ---------------
                                   (e)  Form of Right of First       Incorporated by reference in
                                   Refusal Agreements with seven     Exhibit 10(e) in the
                                   Directors                         Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                                   (f)  Agreement with John D.       Incorporated by reference in
                                   Weil                              Exhibit 10(f) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                                   (g)  Employment Agreement with    Incorporated by reference in
                                   Chairman, Presi-                  Exhibit 10(g) in the
                                   dent and Chief Executive          Registrant's Annual Report on
                                   Officer                           Form 10-K for the year ended
                                                                     December 31, 1993

                11                 Statement re:                     Not Applicable
                                   Computation of Per  Share
                                   Earnings

                12                 Statement re:                     Not Applicable
                                   Computations of Ratios

                13                 1994 Annual Report  to            Not Applicable
                                   Stockholders

                18                 Letter re: Change in              Not Applicable
                                   Accounting
                                   Principles

                21                 Subsidiaries of the Registrant               82

                22                 Published Report Regarding        Not Applicable
                                   Matters Submitted to Vote of
                                   Security
                                   Holders

                23                 Consent of                                   83
                                   Independent
                                   Auditors

                24                 Power of Attorney                 Not Applicable

               SEC                                                              Location or
            Exhibit No.                      Description                      Sequential Page
            -----------                      -----------                      ---------------
                27                 Financial Data Schedule                      84

                28                 Information from reports          Not Applicable
                                   furnished to state insurance
                                   regulatory authorities