Form 10-Q
period 1995-03-31
OGLEBAY NORTON CO
filed 1995-05-15
CIK 73918

                                                   Sequential Page 1 of 10 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





        For Quarter Ended March 31, 1995 Commission File number 0-663
                          --------------                        -----


                            OGLEBAY NORTON COMPANY
- - - - --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Delaware                                          34-0158970
- - - - ----------------------------------                   ---------------------------
   (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)


        1100 Superior Avenue          Cleveland, Ohio        44114-2598
   -------------------------------------------------------------------------
          (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code   216 861-3300
                                                            ------------


                                     None
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                   Yes   X                           No
                       -----                            -----
Shares of Common Stock outstanding at April 30, 1995:  2,476,976
                                                       ---------
Index on sequential page 2.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                     INDEX





                                                                     SEQUENTIAL
                                                                     PAGE NUMBER
                                                                     -----------

   PART I.  FINANCIAL INFORMATION
   ------------------------------


         Consolidated Condensed Balance
         Sheet (Unaudited) - March 31, 1995 and
         December 31, 1994                                               3

         Consolidated Condensed Statement of
         Operations (Unaudited) - Three Months
         Ended March 31, 1995 and 1994                                   4

         Consolidated Condensed Statement of
         Cash Flows (Unaudited) - Three Months
         Ended March 31, 1995 and 1994                                   5

         Notes to Consolidated Condensed Financial
         Statements                                                      6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    7 - 9



   PART II.  OTHER INFORMATION                                           10
   ---------------------------

                    PART I.  ITEM 1.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                      ASSETS
                                                              March 31            December 31
                                                                1995                 1994
                                                           ------------          ------------
   CURRENT ASSETS
     Cash and cash equivalents                             $ 12,618,044          $ 17,720,419
     Investments                                              6,185,500             5,772,650
     Accounts receivable, less
       allowances (1995-$409,000;
       1994-$440,000)                                        17,196,949            32,035,408
     Inventories
       Raw materials and finished products                    4,195,379             3,846,094
       Operating supplies                                     2,319,819             2,261,747
                                                           ------------          ------------
                                                              6,515,198             6,107,841
     Deferred income taxes                                    2,075,246             2,213,246
     Prepaid insurance and other expenses                     7,054,770             2,237,793
                                                           ------------          ------------

        TOTAL CURRENT ASSETS                                 51,645,707            66,087,357



   INVESTMENTS                                               10,540,335            10,563,835

   PROPERTIES AND EQUIPMENT                                 317,674,305           314,843,362
     Less allowances for depreciation
       and amortization                                     157,844,776           156,886,610
                                                           ------------          ------------
                                                            159,829,529           157,956,752





   PREPAID PENSION COSTS AND OTHER ASSETS                    26,794,537            26,205,459
                                                           ------------          ------------
                                                           $248,810,108          $260,813,403
                                                           ============          ============












































                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             March 31             December 31
                                                               1995                  1994
                                                           ------------          ------------
     CURRENT LIABILITIES
       Current portion of long-term debt                    $ 8,476,450           $ 8,476,450
       Accounts payable                                       5,075,611             4,569,067
       Payrolls and other accrued compensation                3,378,933             7,057,615
       Accrued expenses                                      11,012,926            16,013,208
       Income taxes                                             591,498             2,270,951
       Reserve for capacity rationalization                   4,906,300             6,312,600
                                                           ------------          ------------

          TOTAL CURRENT LIABILITIES                          33,441,718            44,699,891



     LONG-TERM DEBT, less current portion                    56,998,463            57,117,575
     POSTRETIREMENT BENEFITS OBLIGATION                      31,389,571            31,071,022
     OTHER LONG-TERM LIABILITIES                             23,306,450            24,019,063
     DEFERRED INCOME TAXES                                   19,196,931            19,152,931

     STOCKHOLDERS' EQUITY
       Preferred stock, without par value,
         authorized 5,000,000 shares;
         none issued                                                -0-                   -0-
       Common stock, par value $1 per share,
         authorized 10,000,000 shares;
         issued 3,626,666 shares                              3,626,666             3,626,666
       Additional capital                                     9,035,841             9,035,841
       Unrealized gains                                       2,551,792             2,278,273
       Retained earnings                                    100,566,411           101,173,484
                                                           ------------          ------------
                                                            115,780,710           116,114,264

       Treasury stock, at cost - 1,145,540
         and 1,143,540 shares at respective dates           (29,278,822)          (29,217,318)
       Unallocated Employee Stock Ownership
         Plan shares                                        ( 2,024,913)           (2,144,025)
                                                           ------------          ------------
                                                             84,476,975            84,752,921
                                                           ------------          ------------
                                                           $248,810,108          $260,813,403
                                                           ============          ============

   See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                           Three Months Ended
                                                                                  March 31
                                                                   -----------------------------------
                                                                     1995                    1994
                                                                     ----                    ----
REVENUES
   Net sales                                                     $ 23,758,964            $ 29,138,967
   Operating revenues                                               1,326,093               1,278,255
   Sales commissions, royalties
      and management fees                                             846,295                 952,353
                                                                 -------------           ------------
                                                                   25,931,352              31,369,575

COSTS AND EXPENSES
   Cost of goods sold                                              20,044,884              25,034,730
   Operating expenses                                                 769,585               1,134,976
   General, administrative and
      selling expenses                                              4,014,884               4,211,175
   Reserve for doubtful accounts                                       76,084                  58,094
                                                                 ------------            ------------
                                                                   24,905,437              30,438,975

INCOME FROM OPERATIONS                                              1,025,915                 930,600

Gain on sale of assets                                                522,481                 402,190
Interest, dividends and other income                                  482,692                 270,559
Interest expense                                                   (1,234,589)             (1,415,982)
Other expense                                                      (  605,234)             (  381,145)
                                                                 ------------            ------------

INCOME (LOSS) BEFORE INCOME TAXES                                     191,265              (  193,778)
Income taxes (benefit)                                                 54,000              (   51,000)
                                                                 ------------            ------------

NET INCOME (LOSS)                                                $    137,265            $  ( 142,778)
                                                                 ============            ============


NET INCOME (LOSS) PER SHARE OF COMMON STOCK                      $        .06            $(       .06)
                                                                 ============            ============


DIVIDENDS PER SHARE OF COMMON STOCK                              $        .30            $        .20
                                                                 ============            ============


Average number of shares of Common Stock
    outstanding                                                     2,481,193               2,493,398





See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                              Three Months Ended
                                                                                                   March 31
                                                                                 --------------------------------------------
                                                                                      1995                     1994
                                                                                      ----                     ----
OPERATING ACTIVITIES
   Net income (loss)                                                              $    137,265             $ (  142,778)
   Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                                                  1,289,514                1,460,491
      Deferred income taxes                                                             41,000               (   45,000)
      Gain on sale of assets                                                        (  522,481)              (  402,190)
      Prepaid pension costs and other assets                                        (  836,053)                 161,258
      Deferred vessel maintenance costs                                             (4,589,524)              (4,245,270)
      Decrease (increase) in accounts receivable                                    14,838,459                7,718,808
      Decrease (increase) in inventories                                            (  407,357)                  10,240
      Increase (decrease) in accounts payable                                          506,544               (  116,840)
      Increase (decrease) in payrolls and other accrued compensation                (3,678,682)              (2,569,537)
      Increase (decrease) in accrued expenses                                       (4,504,715)               1,006,129
      Increase (decrease) in income taxes                                           (1,679,453)              (1,821,807)
      Other operating activities                                                    (  502,404)              (1,255,582)
                                                                                  ------------             ------------

      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                               92,113               (  242,078)

INVESTING ACTIVITIES
   Purchase of properties and equipment                                             (2,840,944)              (1,295,690)
   Proceeds from sale of assets                                                        534,150                  652,748
   Iron Ore and other investments                                                   (1,462,739)              (1,434,966)
                                                                                   -----------              -----------

      NET CASH USED IN INVESTING ACTIVITIES                                         (3,769,533)              (2,077,908)

FINANCING ACTIVITIES
   Payments on long-term debt                                                      (   619,113)              (5,975,720)
   Dividends paid                                                                  (   744,338)              (  498,285)
   Purchase of treasury stock                                                      (    61,504)              (  283,506)
                                                                                  ------------              -----------

      NET CASH USED IN FINANCING ACTIVITIES                                         (1,424,955)              (6,757,511)
                                                                                   -----------              -----------

   Decrease in cash and cash equivalents                                            (5,102,375)              (9,077,497)

CASH AND CASH EQUIVALENTS, JANUARY 1                                                17,720,419               21,243,064
                                                                                  ------------             ------------

CASH AND CASH EQUIVALENTS, MARCH 31                                               $ 12,618,044             $ 12,165,567
                                                                                  ============             ============



See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the consolidated condensed financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. Certain amounts in the prior year have been reclassified to conform with the 1995 consolidated condensed financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1994 annual report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

                 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


                 Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first three months of the year are not necessarily indicative of the results to be expected for the full year.

                              FINANCIAL CONDITION
                              -------------------

                 At March 31, 1995 the Registrant's net current assets were $18,204,000 as compared to $21,387,000 at December 31, 1994. Net current assets declined from the end of last year primarily as a result of the purchase of properties and equipment, the reduction of long-term debt and other liabilities, the payment of dividends, and the payment of the Registrant's portion of Eveleth Mines liabilities.

                 The Registrant acquired under its stock repurchase program 2,000 shares and 12,500 shares of its Common Stock on the open market and placed these shares in treasury in the first three months of 1995 and 1994, respectively. The Registrant declared and paid dividends of $.30 per share in the first quarter of 1995 and $.20 per share in the first quarter of 1994.

                 During the first quarter of 1995, the Registrant sold certain undeveloped clay properties in Tennessee resulting in a $520,000 pretax gain. During the first quarter of 1994, the Registrant sold current investments resulting in a $339,000 pretax gain.

                 Cash flow from operations in the first three months of 1995 was favorable compared to the first three months of 1994. The Registrant repaid a total of $619,000 of its debt in the first three months of 1995 compared with $5,976,000 for the same period in 1994. Included in 1994 is a $5,000,000 reduction in revolving credit debt with no balance presently outstanding in 1995. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1995.



                             RESULTS OF OPERATIONS
                             ---------------------

                    QUARTER ENDED MARCH 31, 1995 COMPARED TO
                          QUARTER ENDED MARCH 31, 1994


                 The Registrant's consolidated net income for the first three months of 1995 was $137,000 or $.06 per share on consolidated revenues of $25,931,000 compared to a net loss of $143,000 or $.06 per share on revenues of $31,370,000 for the first three months of 1994. Consolidated revenues for the first three months of 1995 declined 17% compared to the first three months of 1994 due mainly to a 62% decline in revenues for the Registrant's Iron Ore segment as discussed below.

                       ---------------------

                    QUARTER ENDED MARCH 31, 1995 COMPARED TO
                          QUARTER ENDED MARCH 31, 1994


                 During the first quarter of 1995 the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $520,000 pretax gain. Net income for the first quarter of 1995 increased $343,000 or $.14 per share as a result of the gain. During the first quarter of 1994 the Registrant sold for cash current investments resulting in a $339,000 pretax gain. The net loss for the first quarter of 1994 decreased $224,000 or $.09 per share as a result of the gain.

                 Interest expense declined 13% in the first quarter of 1995, compared to the same period in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1994 and an overall reduction in debt.

                 Operating results of the Registrant's business segments for the first quarter ended March 31, 1995 and 1994 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

                 Operating revenues for the Registrant's Marine Transportation segment amounted to $1,326,000 for the first quarter of 1995 compared to $478,000 for the first quarter of 1994. The segment's operating loss of $218,000 for the first quarter of 1995 decreased 70% compared to $727,000 for the first quarter of 1994. The improvement is attributable to an early start to the shipping season as a result of good weather, with eleven vessels operating at March 31, 1995. Due to severe ice conditions on the Great
Lakes, the start of the Registrant's 1994 shipping season was delayed into April.

                 Net sales, royalties and management fees for the Registrant's Iron Ore segment declined 62% to $5,323,000 for the first quarter of 1995 compared to $14,070,000 for the first quarter of 1994. The segment's operating profit for the first quarter of 1995 declined 63% to $805,000 compared to $2,191,000 for the first quarter of 1994. In 1995, the Registrant is limited to its annual allotment of 775,000 gross tons of iron ore pellets under its Eveleth Mines agreements as the other owners have nominated their full contractual tonnage. Additional pellet tonnage was available to the Registrant to sell in 1994, as other owners elected not to claim their full share of Eveleth production. Eveleth Mines plans to produce near its capacity of 5,400,000 tons of pellets in 1995 compared to 5,000,000 tons in 1994.

                 Net sales for the Registrant's Refractories & Minerals segment amounted to $9,968,000 for the first quarter of 1995, which was a 4% improvement compared to $9,624,000 for the first quarter of 1994. Operating profit for the segment was $112,000 for the first quarter of 1995 which was 79% less when compared to $524,000 for the first quarter of 1994. Operating profit for this segment was negatively impacted by increased raw material costs in its ingot hot topping operations and a decline in tundish coating products sold in Mexico.

                       ---------------------

                    QUARTER ENDED MARCH 31, 1995 COMPARED TO
                          QUARTER ENDED MARCH 31, 1994


                 Net sales for the Registrant's Industrial Sands segment amounted to $9,314,000 for the first quarter of 1995, a 49% increase over sales of $6,235,000 for the first quarter of 1994. Operating profit of $1,409,000 for the first quarter of 1995 increased significantly compared to $273,000 for the first quarter of 1994. Strong demand for the segment's Ohio and Texas whole grain and ground silica products and higher capacity utilized as a result of the 1994 acquisition of additional assets in Texas were responsible for the improvement.

PART II.  OTHER INFORMATION
- - - - ---------------------------


ITEM 5.  OTHER INFORMATION
- - - - -------  -----------------

                 The Registrant repurchased 65,640 shares of its Common Stock under the Registrant's stock repurchase program. Under the program, which was initially authorized on February 22, 1989 and reaffirmed by the Board of Directors on April 27, 1994, the Registrant is authorized to purchase from time to time on the open market or through private purchases shares of Common Stock having an aggregate cost of up to $3,000,000. Approximately $1,145,000 remains available for stock repurchases under the program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - - - -------  --------------------------------

                  (a)  Exhibits
                          (27) - Financial Data Schedule

                  (b)  Reports on Form 8-K - None





                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             OGLEBAY NORTON COMPANY


DATE:  May 12, 1995                        By:     /s/  R. J. Kessler
                                               -------------------------------
                                                          R. J. Kessler
                                                          Vice President -
                                                    Finance and Development
                                                    On behalf of the Registrant
                                                    and as Principal Financial
                                                      and Accounting Officer