Form 10-Q
period 1995-06-30
OGLEBAY NORTON CO
filed 1995-08-14
CIK 73918

                                                   Sequential Page 1 of 12 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





         For Quarter Ended June 30, 1995 Commission File number 0-663
                           -------------

                            OGLEBAY NORTON COMPANY
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                         34-0158970
        -------------------------------         -------------------
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)


       1100 Superior Avenue          Cleveland, Ohio        44114-2598
    ----------------------------------------------------------------------
        (Address of principal executive offices)            (Zip Code)


      Registrant's telephone number, including area code   216 861-3300
                                                           ------------

                                     None
--------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    Yes   X       No
                        -----        -----

Shares of Common Stock outstanding at July 31, 1995:  2,471,976
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
   ------------------------------


 Consolidated Condensed Balance
 Sheet (Unaudited) - June 30, 1995 and
 December 31, 1994                                          3

 Consolidated Condensed Statement of
 Operations (Unaudited) - Three Months
 Ended June 30, 1995 and 1994 and Six
 Months Ended June 30, 1995 and 1994                        4

 Consolidated Condensed Statement of
 Cash Flows (Unaudited) - Six Months
 Ended June 30, 1995 and 1994                               5

 Notes to Consolidated Condensed Financial
 Statements                                                 6

 Management's Discussion and Analysis of
 Financial Condition and Results of
 Operations                                              7 - 10



   PART II.  OTHER INFORMATION                          11 - 12
   ---------------------------

                                                  PART I.  FINANCIAL INFORMATION
                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                               CONSOLIDATED CONDENSED BALANCE SHEET
                                                            (UNAUDITED)
           ASSETS
                                                   JUNE 30       December 31
                                                    1995           1994
                                                ------------    ------------
CURRENT ASSETS
  Cash and cash equivalents                     $  2,541,611    $ 17,720,419
  Investments                                      5,429,250       5,772,650
  Accounts receivable, less
    allowances (1995-$433,000;
    1994-$440,000)                                30,974,741      32,035,408
  Inventories
    Raw materials and finished products            3,910,813       3,846,094
    Operating supplies                             2,159,852       2,261,747
                                                 -----------    ------------
                                                   6,070,665       6,107,841
  Deferred income taxes                            2,262,246       2,213,246
  Prepaid insurance and other expenses             8,118,903       2,237,793
                                                 -----------    ------------
      TOTAL CURRENT ASSETS                        55,397,416      66,087,357



INVESTMENTS                                       10,647,467      10,563,835

PROPERTIES AND EQUIPMENT                         319,557,706     314,843,362
  Less allowances for depreciation
   and amortization                              161,593,872     156,886,610
                                                ------------    ------------
                                                 157,963,834     157,956,752

PREPAID PENSION COSTS AND OTHER ASSETS            26,943,287      26,205,459

                                                 -----------    ------------
                                                $250,952,004    $260,813,403
                                                ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   JUNE 30      December 31
                                                    1995           1994
                                                ------------    ------------
CURRENT LIABILITIES
  Current portion
  of long-term debt                             $  8,476,450    $  8,476,450
  Accounts payable                                 6,362,502       4,569,067
  Payrolls and other accrued compensation          4,520,559       7,057,615
  Accrued taxes and other expenses                12,314,001      16,013,208
  Income taxes                                     1,317,476       2,270,951
  Reserve for capacity rationalization             3,500,000       6,312,600
                                                ------------    ------------

    TOTAL CURRENT LIABILITIES                     36,490,988      44,699,891



LONG-TERM DEBT, less current portion              52,879,350      57,117,575
POSTRETIREMENT BENEFITS OBLIGATION                31,679,236      31,071,022
OTHER LONG-TERM LIABILITIES                       22,661,845      24,019,063
DEFERRED INCOME TAXES                             19,679,931      19,152,931

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                          -0-             -0-
Common stock, par value $1 per share,
  authorized 10,000,000 shares;
  issued 3,626,666 shares                          3,626,666       3,626,666
Additional capital                                 9,043,251       9,035,841
Unrealized gains                                   2,184,805       2,278,273
Retained earnings                                104,198,026     101,173,484
                                                ------------    ------------
                                                 119,052,748     116,114,264

Treasury stock, at cost - 1,154,690
  and 1,143,540 shares at respective dates       (29,586,294)    (29,217,318)
Unallocated Employee Stock Ownership
  Plan shares                                     (1,905,800)    ( 2,144,025)
                                                ------------    ------------
                                                  87,560,654      84,752,921
                                                ------------    ------------
                                                $250,952,004    $260,813,403
                                                ============    ============

See notes to consolidated condensed financial statements.

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)


                                                              Three Months Ended                          Six Months Ended
                                                                    June 30                                    June 30
                                                       -------------------------------------       ---------------------------------
                                                           1995                  1994                  1995              1994
                                                           ----                  ----                  ----              ----
REVENUES
   Net sales                                             $ 27,418,927          $ 28,677,654      $ 51,177,891        $ 57,816,621
   Operating revenues                                      29,014,104            24,808,818        30,340,197          26,087,073
   Sales commissions, royalties
      and management fees                                   1,063,220               965,560         1,909,515           1,917,913
                                                        -------------         -------------     -------------        ------------
                                                           57,496,251            54,452,032        83,427,603          85,821,607

COSTS AND EXPENSES
   Cost of goods sold                                      22,562,407            25,096,632        42,607,291          50,131,362
   Operating expenses                                      23,728,773            20,865,540        24,498,358          22,000,516
   General, administrative and
      selling expenses                                      3,929,843             4,056,843         7,944,727           8,268,018
   Reserve for doubtful accounts                               80,561                31,844           156,645              89,938
                                                        -------------         -------------     -------------        ------------
                                                           50,301,584            50,050,859        75,207,021          80,489,834

INCOME FROM OPERATIONS                                      7,194,667             4,401,173         8,220,582           5,331,773


Gain on sale of assets                                        456,358             6,984,053           978,839           7,386,243
Interest, dividends and other income                          235,604               315,171           718,296             585,730
Other expense                                             (   815,641)          (   501,920)       (1,420,875)         (  883,065)
Interest expense                                           (1,148,281)           (1,392,442)       (2,382,870)         (2,808,424)
                                                        -------------         -------------     -------------       -------------

INCOME BEFORE INCOME TAXES                                  5,922,707             9,806,035         6,113,972           9,612,257
Income taxes                                                1,548,000             2,968,000         1,602,000           2,917,000
                                                        -------------         -------------     -------------       -------------

NET INCOME                                               $  4,374,707          $  6,838,035       $ 4,511,972        $  6,695,257
                                                         ============          ============       ===========        ============


NET INCOME PER SHARE OF COMMON STOCK                     $       1.77          $       2.75       $      1.82        $       2.69
                                                         ============          ============       ===========        ============


DIVIDENDS PER SHARE OF COMMON STOCK                      $        .30          $        .20       $       .60        $        .40
                                                         ============          ============       ===========        ============


Average number of shares of Common Stock
    outstanding                                             2,475,347             2,491,291         2,478,353           2,492,339


See notes to consolidated condensed financial statements.

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)


                                                                  Six Months Ended
                                                                       June 30
                                                      -------------------------------------------
                                                               1995                   1994
                                                               ----                   ----
OPERATING ACTIVITIES
   Net income                                              $  4,511,972           $  6,695,257
   Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
      Depreciation and amortization                           5,759,330              5,686,366
      Deferred income taxes                                     526,000                750,000
      Gain on sale of assets                                (   978,839)            (7,386,243)
      Prepaid pension costs and other assets                ( 1,231,778)            (1,182,450)
      Deferred vessel maintenance costs                     ( 5,684,541)            (5,246,827)
      Decrease (increase) in accounts receivable              1,060,667             (1,054,112)
      Decrease (increase) in inventories                         37,176             (  447,671)
      Increase (decrease) in accounts payable                 1,793,435              2,198,462
      Increase (decrease) in payrolls and other accrued
        compensation                                        ( 2,537,057)            (  951,154)
      Increase (decrease) in accrued expenses               ( 1,624,687)               991,096
      Increase (decrease) in income taxes                   (   953,475)             1,057,411
      Other operating activities                            ( 2,345,302)             1,040,545
                                                           ------------            -----------

      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                          ( 1,667,099)             2,150,680

INVESTING ACTIVITIES
   Purchase of properties and equipment                     ( 4,997,006)            (3,156,101)
   Proceeds from sale of assets                               1,206,526             10,734,898
   Iron Ore and other investments                           ( 3,126,598)            (1,671,180)
                                                           ------------            -----------

      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES  (  6,917,078)             5,907,617

FINANCING ACTIVITIES
   Payments on long-term debt                               (  4,738,225)          (16,201,439)
   Dividends paid                                           (  1,487,430)          (   996,551)
   Purchase of treasury stock                               (    368,976)          (   288,564)
                                                            -------------        -------------

      NET CASH USED IN FINANCING ACTIVITIES                 (  6,594,631)          (17,486,554)
                                                            ------------          ------------

   Decrease in cash and cash equivalents                    ( 15,178,808)          ( 9,428,257)

CASH AND CASH EQUIVALENTS, JANUARY 1                          17,720,419            21,243,064
                                                            ------------          ------------

CASH AND CASH EQUIVALENTS, JUNE 30                          $  2,541,611          $ 11,814,807
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

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of the Registrant's Marine Transportation segment which historically does not generate revenues in the first quarter of the year due to weather conditions on the Great Lakes.

3. On April 13, 1995, the Registrant paid a final installment of $1,406,000 representing its portion of Eveleth Mines debt, originally due on August 1, 1995.

4. On March 2, 1995, the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $520,000 pretax gain.

5. On June 24, 1994, the Registrant sold for cash its Ceredo coal dock business resulting in a $6,518,000 pretax gain.

6. On July 6, 1995, the Registrant sold for cash the idled vessel S/S Crispin Oglebay resulting in a pretax gain of $1,769,000 which will be included in the Registrant's third quarter results.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


    Due to the seasonal nature of the Registrant's Marine Transportation segment, the operating results and cash flows for the first half of the year are not necessarily indicative of the results to be expected for the full year. The Registrant's Marine Transportation segment historically does not generate revenues in the first quarter of the year due to weather conditions on the Great Lakes.

                              FINANCIAL CONDITION
                              -------------------

    At June 30, 1995 the Registrant's net current assets were $18,906,000 as compared to $21,387,000 at December 31, 1994. Net current assets declined from the end of last year primarily as a result of the purchase of properties and equipment, the reduction of long-term debt and other liabilities, the payment of dividends, the purchase of Treasury Stock and the final payments of the Registrant's portion of Eveleth Mines debt.

    The Registrant purchased 12,150 shares and 12,700 shares of its Common Stock on the open market and placed these shares in treasury in the first half of 1995 and 1994, respectively. The Registrant issued 1,000 shares of its Common Stock from treasury to the Oglebay Norton Company Director Stock Plan in the first half of 1995. The Registrant declared and paid dividends of $.30 per share in the second quarter of 1995 and $.60 per share in the first half of 1995. The Registrant declared and paid dividends of $.20 per share in the second quarter of 1994 and $.40 per share in the first half of 1994.

    During the first half of 1995, the Registrant sold for cash certain undeveloped clay properties in Tennessee resulting in a $520,000 pretax gain. The Registrant sold current investments resulting in pretax gains of $303,000 and $713,000 during the first half of 1995 and 1994, respectively. During the second quarter of 1994, the Registrant sold for cash its Ceredo coal dock business resulting in a $6,518,000 pretax gain.

    On July 6, 1995, the Registrant sold for cash the idled vessel S/S Crispin Oglebay resulting in a pretax gain of $1,769,000 which will be included in the Registrant's third quarter results.

    Cash flow from operations in the first half of 1995 declined $3,818,000 compared to the first half of 1994 mainly due to the payment of liabilities accrued at the end of 1994 related to additional pellet tonnage sold by the Registrant's Iron Ore segment. Expenditures for property and equipment amounted to $4,997,000 and $3,156,000 in the first half of 1995 and 1994, respectively. Capital expenditures include vessel inspection costs of $2,037,000 in the first half of 1995 and $1,303,000 in the first half of 1994. Also included in the first half of 1995 is $1,020,000 of vessel improvements. The Registrant repaid a total of $4,758,000 of its debt in the first half of 1995 compared with $16,201,000 for the same period in 1994. Included in 1994 is a $10,000,000 reduction in revolving credit debt with no balance presently outstanding in 1995. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1995.

                             RESULTS OF OPERATIONS
                             ---------------------

                   SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1994


    The Registrant's consolidated net income for the first half of 1995 was $4,512,000 or $1.82 per share on consolidated revenues of $83,428,000 compared to net income of $6,695,000 or $2.69 per share on revenues of $85,822,000 for the first half of 1994. Consolidated revenues for the first half of 1995 declined 3% compared to the first half of 1994 due mainly to a 50% decline in revenues for the Registrant's Iron Ore segment as discussed below.

    During the first half of 1995 the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $520,000 pretax gain. Net income for the first half of 1995 increased $343,000 or $.14 per share as a result of the gain. The Registrant sold current investments resulting in pretax gains of $303,000 and $713,000 during the first half of 1995 and 1994, respectively. As a result of the gains, net income increased $200,000 or $.08 per share and $471,000 or $.19 per share in the first half of 1995 and 1994, respectively. During the second quarter of 1994 the Registrant sold for cash its Ceredo coal dock business located in West Virginia resulting in a $6,518,000 pretax gain. Net income for the first half of 1994 increased $4,302,000 or $1.73 per share as a result of the gain. Excluding these gains, netincome was $3,969,000 or $1.60 per share for the first half of 1995 and $1,922,000 or $.77 per share for the first half of 1994.

    Interest expense declined 15% in the first half of 1995, compared to the same period in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1994 and an overall reduction in debt.

    Operating results of the Registrant's business segments for the six months ended June 30, 1995 and 1994 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

    Operating revenues for the Registrant's Marine Transportation segment increased 24% to $30,340,000 for the first half of 1995 compared to $24,481,000 for the same period in 1994. The segment's operating profit of $4,268,000 for the first half of 1995 increased 82% compared to $2,340,000 for the same period in 1994. The improved results are due to higher volume and better pricing as demand for iron ore, coal and limestone transportation remains high. As a result of good weather, eleven of the twelve vessels currently in operation began sailing in March of 1995. Due to severe ice conditions on the Great Lakes, the start of the Registrant's 1994 shipping season was delayed into April.

                       ---------------------

                   SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1994

    Net sales, royalties and management fees for the Registrant's Iron Ore segment declined 50% to $13,353,000 for the first half of 1995 compared to $26,516,000 for the first half of 1994. The segment's operating profit for the first half of 1995 declined 46% to $1,959,000 compared to $3,644,000 the first half of 1994. In 1995, the Registrant is limited to its annual allotment of 775,000 gross tons of iron ore pellets under its Eveleth Mines agreements as the other owners have nominated their full contractual tonnage. Additional pellet tonnage was available to the Registrant to sell in 1994, as other owners elected not to claim their full share of Eveleth production. Eveleth Mines plans to produce near its capacity of 5,400,000 tons of pellets in 1995 compared to 5,000,000 tons in 1994.

    Net sales for the Registrant's Industrial Sands segment amounted to $20,515,000 for the first half of 1995, a 52% increase over sales of $13,466,000 for the first half of 1994. The segment's operating profit of $4,106,000 for the first half of 1995 more than tripled compared to $1,237,000 for the first half of 1994. Tonnage sold increased, principally as a result of the 1994 fourth quarter acquisition of additional sand assets in Texas. Favorable pricing and a beneficial product mix also contributed to the improved results.

    Net sales for the Registrant's Refractories & Minerals segment amounted to $19,220,000 for the first half of 1995, which was a decrease of 2% compared to $19,515,000 for the first half of 1994. Operating profit for the segment was $140,000 for the first half of 1995 which was 85% less when compared to $908,000 for the first half of 1994. Operating profit for this segment was negatively impacted by a 29% decline in sales of tundish coating products and by increased raw material costs in its ingot hot topping operations. The decline in operating profit was somewhat offset by improved operating results in its metallurgical treatment operations.

                  THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1994

    The Registrant's 1995 second quarter consolidated net income was $4,375,000 or $1.77 per share on consolidated revenues of $57,496,000 compared to net income of $6,838,000 or $2.75 per share on revenues of $54,452,000 for the same quarter in 1994. Consolidated revenues for the second quarter of 1995 improved 6% compared to the second quarter of 1994 on higher volume and favorable pricing in the Registrant's Marine Transportation and Industrial Sands segments, partially offset by decreased tonnage in the Registrant's Iron Ore segment.

                        ---------------------

                  THREE MONTHS ENDED JUNE 30, 1995 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1994


    As previously discussed, the Registrant sold its Ceredo coal handling dock resulting in a $6,518,000 pretax gain in the second quarter of 1994. Second quarter net income increased $4,302,000 of $1.73 per share as a result of the gain. Excluding this gain, net income was $2,536,000 or $1.02 per share for the second quarter of 1994.

    Interest expense declined 18% in the second quarter of 1995, compared to the same quarter in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1994 and an overall reduction in debt.

    Operating results of the Registrant's business segments for the second quarter ended June 30, 1995 and 1994 are discussed below. The comments set forth above in the six month comparison generally apply when comparing the second quarter of 1995 to the same period in 1994.

    Operating revenues for the Registrant's Marine Transportation segment of $29,014,000 for the second quarter of 1995 improved 21% compared to $24,003,000 for the second quarter of 1994. The segment's operating profit of $4,486,000 for the second quarter of 1995 improved 46% compared to $3,067,000 for the second quarter of 1994.

    Net sales, royalties and management fees for the Registrant's Iron Ore segment declined to $8,030,000 for the second quarter of 1995 compared to $12,446,000 for the second quarter of 1994. The segment's 1995 second quarter operating profit was $1,155,000 compared to $1,452,000 for the second quarter of 1994.

    Net sales for the Registrant's Industrial Sands segment amounted to $11,200,000 for the second quarter of 1995, a 55% increase from 1994 second quarter sales of $7,232,000. The segment's 1995 second quarter operating profit of $2,697,000 increased 180% from the 1994 second quarter profit of $964,000 due to additional tonnage sold, favorable pricing and a beneficial product mix.

    Net sales for the Registrant's Refractories & Minerals segment amounted to $9,252,000 for the second quarter of 1995, which was a 6% decline compared to $9,891,000 for the second quarter of 1994 due mainly to lower sales of its tundish coating products. Operating profit for the segment was $29,000 for the second quarter of 1995 compared to $384,000 for the second quarter of 1994.

PART II.  OTHER INFORMATION
---------------------------


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
-------  -----------------------------------------------------

    The Registrant submitted for approval by the shareholders at the annual meeting held April 26, 1995, nominees for election as directors with terms expiring in 1998 the following candidates: Malvin E. Bank, William G. Bares, and John D. Weil. The shareholders voted as follows:

                                                      For                                      Withheld
                                                      ---                                      --------
    Malvin E. Bank                                 2,223,483                                   3,916

    William G. Bares                               2,221,452                                   5,947

    John D. Weil                                   2,225,105                                   2,294


    The Registrant also submitted for approval by the shareholders at the annual meeting the Oglebay Norton Company Director Stock Plan. The Stock Plan was approved by 2,116,883 votes in favor of adopting the Stock Plan. The shareholders voted 87,305 against adoption; 18,212 votes abstained and 4,999 non-votes were recorded, respectively.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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



                                           OGLEBAY NORTON COMPANY


DATE:  August 14, 1995                By:     /s/ R. J. Kessler
                                           ------------------------
                                                R. J. Kessler
                                               Vice President -
                                           Finance and Development
                                         On behalf of the Registrant
                                          and as Principal Financial
                                            and Accounting Officer