Form 10-Q
period 1995-09-30
OGLEBAY NORTON CO
filed 1995-11-14
CIK 73918

                                                   Sequential Page 1 of 11 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





      For Quarter Ended September 30, 1995 Commission File number 0-663
                        ------------------                        -----

                            OGLEBAY NORTON COMPANY
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                   Delaware                            34-0158970
        -------------------------------         ----------------------
        (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)            Identification No.)


       1100 Superior Avenue          Cleveland, Ohio        44114-2598
       ---------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)


      Registrant's telephone number, including area code   216 861-3300
                                                           ------------

                                     None
          ----------------------------------------------------------
              Former name, former address and former fiscal year
                         if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


    Yes   X       No
         ---          ---
Shares of Common Stock outstanding at October 31, 1995:  2,468,876
                                                         ---------

Index on sequential page 2.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                     INDEX




                                                                      SEQUENTIAL
                                                                      PAGE NUMBER
                                                                      -----------

PART I.  FINANCIAL INFORMATION
------------------------------

      Consolidated Condensed Balance
      Sheet (Unaudited) - September 30, 1995 and
      December 31, 1994                                                   3

      Consolidated Condensed Statement of
      Operations (Unaudited) - Three Months
      Ended September 30, 1995 and 1994 and Nine
      Months Ended September 30, 1995 and 1994                            4

      Consolidated Condensed Statement of
      Cash Flows (Unaudited) - Nine Months
      Ended September 30, 1995 and 1994                                   5

      Notes to Consolidated Condensed Financial
      Statements                                                          6

      Management's Discussion and Analysis of
      Financial Condition and Results of
      Operations                                                        7 - 10



PART II.  OTHER INFORMATION                                              11
---------------------------

                         PART I.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)
                 ASSETS
                                               SEPTEMBER 30       December 31
                                                   1995               1994
                                               ------------       -----------
CURRENT ASSETS
  Cash and cash equivalents                    $ 21,407,093       $ 17,720,419
  Investments                                     5,024,300          5,772,650
  Accounts receivable, less
    allowances (1995-$517,000;
    1994-$440,000)                               28,363,399         32,035,408
  Inventories
    Raw materials and finished products           3,442,813          3,846,094
    Operating supplies                            2,147,312          2,261,747
                                               ------------       ------------
                                                  5,590,125          6,107,841
  Deferred income taxes                           2,272,765          2,213,246
  Prepaid insurance and other expenses            4,455,119          2,237,793
                                               ------------       ------------
      TOTAL CURRENT ASSETS                       67,112,801         66,087,357


INVESTMENTS                                      10,416,859         10,563,835

PROPERTIES AND EQUIPMENT                        304,934,776        314,843,362
  Less allowances for depreciation
   and amortization                             150,272,723        156,886,610
                                               ------------       ------------
                                                154,662,053        157,956,752
PREPAID PENSION COSTS AND OTHER ASSETS           27,051,320         26,205,459


                                               ------------       ------------
                                               $259,243,033       $260,813,403
                                               ============       ============

</Table

    LIABILITIES AND STOCKHOLDERS' EQUITY
                                               SEPTEMBER 30       December 31
                                                   1995               1994
                                               ------------       -----------

CURRENT LIABILITIES
  Current portion of long-term debt            $  8,476,450       $  8,476,450
  Accounts payable                                4,777,226          4,569,067
  Payrolls and other accrued compensation         5,222,111          7,057,615
  Accrued taxes and other expenses               14,284,328         16,013,208
  Income taxes                                    3,904,581          2,270,951
  Reserve for impairment                          3,500,000          6,312,600
                                               ------------       ------------
      TOTAL CURRENT LIABILITIES                  40,164,696         44,699,891



LONG-TERM DEBT, less current portion             52,760,238         57,117,575
POSTRETIREMENT BENEFITS OBLIGATION               31,995,504         31,071,022
OTHER LONG-TERM LIABILITIES                      21,908,999         24,019,063
DEFERRED INCOME TAXES                            18,790,931         19,152,931

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                         -0-                -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 3,626,666 shares                       3,626,666          3,626,666
  Additional capital                              9,043,251          9,035,841
  Unrealized gains                                2,138,297          2,278,273
  Retained earnings                             110,267,649        101,173,484
                                               ------------       ------------
                                                125,075,863        116,114,264
  Treasury stock, at cost - 1,156,990
    and 1,143,540 shares at respective dates    (29,666,510)       (29,217,318)
  Unallocated Employee Stock Ownership
    Plan shares                                  (1,786,688)       ( 2,144,025)
                                               ------------       ------------
                                                 93,622,665         84,752,921
                                               ------------       ------------
                                               $259,243,033       $260,813,403
                                               ============       ============

See notes to consolidated condensed financial statements.



                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                                            (UNAUDITED)

                                                              Three Months Ended                      Nine Months Ended
                                                                  September 30                           September 30
                                                         ----------------------------------      --------------------------------
                                                            1995                  1994             1995                 1994
                                                            ----                  ----             ----                 ----
REVENUES
   Net sales                                             $ 26,419,446          $ 28,327,126      $ 77,597,337        $ 86,143,747
   Operating revenues                                      29,816,621            29,171,632        60,156,818          55,258,705
   Sales commissions, royalties
      and management fees                                   1,152,413             1,188,434         3,061,928           3,106,347
                                                         ------------          ------------      ------------        ------------
                                                           57,388,480            58,687,192       140,816,083         144,508,799

COSTS AND EXPENSES
   Cost of goods sold                                      21,903,425            24,688,260        64,510,716          74,819,622
   Operating expenses                                      23,925,714            23,110,120        48,424,072          45,110,636
   General, administrative and
      selling expenses                                      4,003,231             3,944,686        11,947,958          12,212,704
   Provision for doubtful accounts                             84,504                90,495           241,149             180,433
                                                         ------------          ------------      ------------        ------------
                                                           49,916,874            51,833,561       125,123,895         132,323,395

INCOME FROM OPERATIONS                                      7,471,606             6,853,631        15,692,188          12,185,404


Gain on sale of assets                                      2,857,861               528,837         3,836,700           7,915,080
Interest, dividends and other income                          410,014               294,297         1,128,310             880,027
Other expense                                              (  777,002)           (  565,257)       (2,197,877)         (1,448,322)
Interest expense                                           (1,010,763)           (1,256,493)       (3,393,633)         (4,064,917)
                                                         ------------          ------------      ------------        ------------

INCOME BEFORE INCOME TAXES                                  8,951,716             5,855,015        15,065,688          15,467,272

Income taxes                                                2,142,000             1,778,000         3,744,000           4,695,000
                                                         ------------          ------------      ------------        ------------
NET INCOME                                               $  6,809,716          $  4,077,015      $ 11,321,688        $ 10,772,272
                                                         ============          ============      ============        ============

NET INCOME PER SHARE OF COMMON STOCK                     $       2.76          $       1.64      $       4.57        $       4.32
                                                         ============          ============      ============        ============

DIVIDENDS PER SHARE OF COMMON STOCK                      $        .30          $        .30      $        .90        $        .70
                                                         ============          ============      ============        ============

Average number of shares of Common Stock
    outstanding                                             2,471,526             2,491,226         2,476,053           2,491,964





See notes to consolidated condensed financial statements.

                                              OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                          CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                           Nine Months Ended
                                                                                              September 30
                                                                                  -------------------------------------
                                                                                       1995                     1994
                                                                                      ----                     ----
OPERATING ACTIVITIES
   Net income                                                                     $ 11,321,688             $ 10,772,272
   Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                                                 10,289,660               10,077,352
      Deferred income taxes                                                        (   350,519)               1,291,000
      Gain on sale of assets                                                       ( 3,836,699)             ( 7,915,280)
      Prepaid pension costs and other assets                                       ( 1,586,787)             ( 1,715,284)
      Deferred vessel maintenance costs                                            ( 1,653,443)             ( 1,776,483)
      Decrease (increase) in accounts receivable                                     3,672,009              ( 4,260,097)
      Decrease (increase) in inventories                                               517,716                  532,321
      Increase (decrease) in accounts payable                                          208,159              (   203,601)
      Increase (decrease) in payrolls and other accrued compensation               ( 1,835,504)             (    84,508)
      Other operating activities                                                   ( 1,265,210)               1,098,193
                                                                                  ------------             ------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                     15,481,070                7,815,885

INVESTING ACTIVITIES
   Purchase of properties and equipment                                            ( 5,922,265)              (4,830,656)
   Proceeds from sale of assets                                                      4,775,372               11,582,894
   Iron Ore and other investments                                                  ( 3,113,450)             ( 2,821,343)
                                                                                  ------------             ------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          ( 4,260,343)               3,930,895

FINANCING ACTIVITIES
   Payments on long-term debt                                                      ( 4,857,338)             (16,570,551)
   Dividends paid                                                                  ( 2,227,523)             ( 1,743,898)
   Purchase of treasury stock                                                      (   449,192)             (   288,564)
                                                                                  ------------             ------------
      NET CASH USED IN FINANCING ACTIVITIES                                        ( 7,534,053)             (18,603,013)
                                                                                  ------------             ------------
   Increase (decrease) in cash and cash equivalents                                  3,686,674              ( 6,856,233)

CASH AND CASH EQUIVALENTS, JANUARY 1                                                17,720,419               21,243,064
                                                                                  ------------             ------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                           $ 21,407,093             $ 14,386,831
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

3.       On August 1, 1995, the Registrant sold for cash the idled vessel S/S
         J. Burton Ayers resulting in a pretax gain of $555,000 and on July 6, 1995, the Registrant sold for cash the idled vessel S/S Crispin Oglebay resulting in a pretax gain of $1,769,000.

4. On April 13, 1995, the Registrant paid a final installment of $1,406,000 representing its portion of Eveleth Mines debt, originally due on August 1, 1995.

5. On March 2, 1995, the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $520,000 pretax gain.

6. On June 24, 1994, the Registrant sold for cash its Ceredo coal dock business resulting in a $6,518,000 pretax gain.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS


         Due to the seasonal nature of the Registrant's Marine Transportation segment, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year. The Registrant's Marine Transportation segment historically does not generate revenues in the first quarter of the year due to weather conditions on the Great Lakes.

                              FINANCIAL CONDITION
                              -------------------

         At September 30, 1995 the Registrant's net current assets were $26,948,000 as compared to $21,387,000 at December 31, 1994. Net current assets increased from the end of last year primarily as a result of cash flow from operations of $15,481,000. The increase in net current assets was partially offset by the purchase of equipment, the reduction of long-term debt and other liabilities, the payment of dividends, the purchase of Treasury Stock and the final payments of the Registrant's portion of Eveleth Mines debt.

         The Registrant purchased 14,450 shares and 12,700 shares of its Common Stock on the open market and placed these shares in treasury in the first nine months of 1995 and 1994, respectively. The Registrant issued 1,000 shares of its Common Stock from treasury to the Oglebay Norton Company Director Stock Plan in the first nine months of 1995. The Registrant declared and paid dividends of $.30 per share in the third quarter of 1995 and $.90 per share in the first nine months of 1995. The Registrant declared and paid dividends of $.30 per share in the third quarter of 1994 and $.70 per share in the first nine months of 1994.

         During the third quarter of 1995, the Registrant sold for cash the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay resulting in pretax gains of $555,000 and $1,769,000, respectively. During the first nine months of 1995, the Registrant sold for cash certain undeveloped clay properties in Tennessee resulting in a $520,000 pretax gain. The Registrant sold current investments resulting in pretax gains of $835,000 and $1,162,000 during the first nine months of 1995 and 1994, respectively. During the second quarter of 1994, the Registrant sold for cash its Ceredo coal dock business resulting in a $6,518,000 pretax gain.

         Cash flow from operations in the first nine months of 1995 nearly doubled to $15,481,000 compared to $7,816,000 in the first nine months of 1994 mainly due to an increase in income from operations and an increase in accounts receivable turnover. Expenditures for property and equipment amounted to $5,922,000 and $4,831,000 in the first nine months of 1995 and 1994, respectively. Capital expenditures include vessel inspection costs of $2,037,000 in the first nine months of 1995 and $1,326,000 in the first nine months of 1994. Also included in the first nine months of 1995 is $1,020,000 of vessel improvements. The Registrant repaid a total of $4,857,000 of its debt in the first nine months of 1995 compared with $16,571,000 for the same period in 1994. Included in 1994 is a $10,000,000 reduction in revolving credit debt with no balance presently outstanding in 1995. Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1995.

                            RESULTS OF OPERATIONS
                            ---------------------
               NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1994


         The Registrant's consolidated net income for the first nine months of 1995 was $11,322,000 or $4.57 per share on consolidated revenues of $140,816,000 compared to net income of $10,772,000 or $4.32 per share on revenues of $144,509,000 for the first nine months of 1994. Consolidated revenues for the first nine months of 1995 declined 3% compared to the first nine months of 1994 due mainly to a 44% decline in revenues for the Registrant's Iron Ore segment as discussed below.

         During the third quarter of 1995, the Registrant sold for cash the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay resulting in a $2,324,000 pretax gain. Net income for the first nine months of 1995 increased $1,534,000 or $.62 per share as a result of the gain. The Registrant also sold for cash certain undeveloped clay properties located in Tennessee resulting in a $520,000 pretax gain in the first nine months of 1995. Net income for the first nine months of 1995 increased $343,000 or $.14 per share as a result of the gain. The Registrant sold current investments resulting in pretax gains of $835,000 and $1,162,000 during the first nine months of 1995 and 1994, respectively. As a result of the gains, net income increased $551,000 or $.22 per share and $767,000 or $.31 per share in the first nine months of 1995 and 1994, respectively. During the second quarter of 1994 the Registrant sold for cash its Ceredo coal dock business located in West Virginia resulting in a $6,518,000 pretax gain. Net income for the first nine months of 1994 increased $4,302,000 or $1.73 per share as a result of the gain. Excluding these gains, net income was $8,894,000 or $3.59 per share for the first nine months of 1995 and $5,703,000 or $2.28 per share for the first nine months of 1994.

         Interest expense declined 17% in the first nine months of 1995, compared to the same period in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1994 and an overall reduction in debt.

         Operating results of the Registrant's business segments for the nine months ended September 30, 1995 and 1994 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

         Operating revenues for the Registrant's Marine Transportation segment increased 12% to $60,157,000 for the first nine months of 1995 compared to $53,652,000 for the same period in 1994. The segment's operating profit, excluding the gain on the sale of the two vessels, increased 22% to $9,362,000 for the first nine months of 1995 compared to $7,648,000 for the same period in 1994. The improved results are due to higher volume and better pricing as demand for iron ore, coal and limestone transportation remains high.

                      ---------------------
               NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                     NINE MONTHS ENDED SEPTEMBER 30, 1994


         Net sales, royalties and management fees for the Registrant's Iron Ore segment declined 44% to $21,373,000 for the first nine months of 1995 compared to $38,093,000 for the first nine months of 1994. The segment's operating profit for the first nine months of 1995 declined 46% to $3,179,000 compared to $5,272,000 the first nine months of 1994. In 1995, the Registrant is limited to its annual allotment of 775,000 gross tons of iron ore pellets under its Eveleth Mines agreements as the other owners have nominated their full contractual tonnage. Additional pellet tonnage was available to the Registrant to sell in 1994, as other owners elected not to claim their full share of Eveleth production. Eveleth Mines plans to produce 5,300,000 tons of pellets in 1995 compared to 5,000,000 tons in 1994.

         Net sales for the Registrant's Industrial Sands segment amounted to $30,967,000 for the first nine months of 1995, a 48% increase over sales of $20,928,000 for the first nine months of 1994. The segment's operating profit of $6,043,000 for the first nine months of 1995 more than doubled compared to $2,450,000 for the first nine months of 1994. Tonnage sold increased, principally as a result of the 1994 fourth quarter acquisition of additional sand assets in Texas. Favorable pricing and a beneficial product mix, resulting from good economic conditions in markets served, also contributed to the improved results.

         Net sales for the Registrant's Refractories & Minerals segment amounted to $28,255,000 for the first nine months of 1995, which was a decrease of 6% compared to $29,930,000 for the first nine months of 1994. Operating profit for the segment was $414,000 for the first nine months of 1995 which was 65% less when compared to $1,180,000 for the first nine months of 1994. Operating profit for this segment was negatively impacted by a 25% decline in sales of tundish coating products and by increased raw material costs. The decline in operating profit was somewhat offset by improved operating results in its metallurgical treatment operations. Fourth quarter sales of this segment's metallurgical treatment product line could be significantly impacted by a major customer's recently settled dispute with its union work force. As a result of a change in management in this business segment in the third quarter of 1995, all product line are currently under review to determine if they can meet the established strategic goals of this segment and the Registrant.

              THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                    THREE MONTHS ENDED SEPTEMBER 30, 1994

         The Registrant's 1995 third quarter consolidated net income was $6,810,000 or $2.76 per share on consolidated revenues of $57,388,000 compared to net income of $4,077,000 or $1.64 per share on revenues of $58,687,000 for the same quarter in 1994. Consolidated revenues for the third quarter of 1995 declined 2% compared to the third quarter of 1994 on decreased tonnage in the Registrant's Iron Ore segment, partially offset by higher volume and favorable pricing in the Registrant's Marine Transportation and Industrial Sands segments.

                      ---------------------
              THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO
                    THREE MONTHS ENDED SEPTEMBER 30, 1994

         As previously discussed, the Registrant sold two vessels resulting in a $2,324,000 pretax gain in the third quarter of 1995. Third quarter net income increased $1,534,000 of $.62 per share as a result of the gain. The Registrant sold current investments resulting in pretax gains of $534,000 and $449,000 during the third quarter of 1995 and 1994, respectively. As a result of the gains, net income increased $352,000 or $.14 per share and $296,000 or $.12 per share in the third quarter of 1995 and 1994, respectively. Excluding these gains, net income was $4,923,000 or $2.00 per share for the third quarter of 1995 and $3,781,000 or $1.52 per share for the third quarter of 1994.

         Interest expense declined 20% in the third quarter of 1995, compared to the same quarter in the prior year, due to the refinancing of a portion of the Registrant's long-term debt in December 1994 and an overall reduction in debt.

         Operating results of the Registrant's business segments for the third quarter ended September 30, 1995 and 1994 are discussed below. The comments set forth above in the nine month comparison generally apply when comparing the third quarter of 1995 to the same period in 1994.

         Operating revenues for the Registrant's Marine Transportation segment of $29,817,000 for the third quarter of 1995 improved 2% compared to $29,172,000 for the third quarter of 1994. The segment's operating profit, excluding the gain on the sale to the two vessels, of $5,093,000 for the third quarter of 1995 compared to $5,308,000 for the third quarter of 1994.

         Net sales, royalties and management fees for the Registrant's Iron Ore segment declined to $8,020,000 for the third quarter of 1995 compared to $11,577,000 for the third quarter of 1994. The segment's 1995 third quarter operating profit was $1,220,000 compared to $1,628,000 for the third quarter of 1994.

         Net sales for the Registrant's Industrial Sands segment amounted to $10,453,000 for the third quarter of 1995, a 40% increase from 1994 third quarter sales of $7,462,000. The segment's 1995 third quarter operating profit of $1,937,000 increased 60% from the 1994 third quarter profit of $1,214,000 due to additional tonnage sold, favorable pricing and a beneficial product mix.

         Net sales for the Registrant's Refractories & Minerals segment amounted to $9,035,000 for the third quarter of 1995, which was a 13% decline compared to $10,416,000 for the third quarter of 1994 due mainly to lower sales of its tundish coating and ingot hot top products. Operating profit for the segment was $274,000 for the third quarter of 1995 compared to $273,000 for the third quarter of 1994.

                         PART II.  OTHER INFORMATION
                         ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         As previously reported Laxare, Inc., a subsidiary owned 80% by the Registrant, is the subject of litigation before the Circuit Court of Kanawha County, West Virginia. The case is captioned THOMAS G. WILLIAMS, JR., ANS SARAH M. WILLIAMS V. JOHN CHESLEY WILLIAMS, ET AL AND MARY CATHERINE MARKS AND JOSEPHINE W. LUTHER V. THOMAS G. WILLIAMS, JR., ET AL. On August 18, 1995 the Circuit Court issued a letter to counsel advising that it rejected Laxare, Inc.'s affirmative defenses and trial would go forth on the issue of damages and whether they are to be assessed as intentional trespass or negligent trespass. No claims in respect of this matter have been asserted against the Registrant. Although it is not possible to predict the outcome of a trial, the Registrant continues to believe it is unlikely that this litigation will have a material adverse affect on the Registrant's consolidated financial position.

         Laxare, Inc. sought protection under Chapter 11 of the Bankruptcy Code on August 31, 1995. Since that time trial in the Circuit Court of Kanawha County has been stayed pending action of the Bankruptcy Court. Laxare, Inc. is unable to predict, at this time, the result of the Bankruptcy Court proceedings. The Registrant does not believe Laxare, Inc.'s bankruptcy will have a materially adverse effect upon it.


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



                                                      OGLEBAY NORTON COMPANY


DATE:  November 14, 1995                    By:      _____________________
                                                         R. J.  Kessler
                                                         Vice President -
                                                     Finance and Development
                                                   On behalf of the Registrant
                                                    and as Principal Financial
                                                      and Accounting Officer