Form 10-K405/A
period 1995-12-31
OGLEBAY NORTON CO
filed 1996-03-01
CIK 73918

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 FORM 10-K/A


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1995 Commission file number 0-663

                           OGLEBAY NORTON COMPANY
             ------------------------------------------------------
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
Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 6, 1995: 2,491,226 .
                               ------------

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 6, 1995 (based upon excluding the total number of shares reported under Item 12 hereof) was $51,240,710.

Portions of the following documents are incorporated by reference:

    Proxy Statement for 1996 Annual Meeting of Stockholders (Part III)

The Exhibit Index is located herein beginning at sequential page 48.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X  .  No       .
                                        ------      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and Shares in Thousands, Except Per Share Amounts)

                                                                       YEAR ENDED

                                                              1994                    1993
                                                       ----------------------------------------
OPERATIONS

Net sales and operating revenues                            $202,755               $159,736
Sales commissions, royalties and management fees               4,597                  3,710
                                                            --------               --------
Total revenues                                              $207,352               $163,446
                                                            ========               ========
Income (loss) from continuing operations
   before taxes                                             $ 20,122               $  9,554
Income taxes                                                   5,231                  2,292
                                                            --------               --------
Income (loss) from continuing operations                      14,891                  7,262
Discontinued operation
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                14,891                  7,262
Extraordinary provision(1)
Cumulative effects of changes in accounting(2)
                                                            --------               --------
Net income (loss)(3)                                        $ 14,891               $  7,262
                                                            ========               ========

Depreciation and amortization                               $ 13,603               $ 13,432
Expenditures for properties and equipment                      8,813                  2,921

PER SHARE DATA

Continuing operations                                       $   5.98               $   2.89
Discontinued operation
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                  5.98                   2.89
Extraordinary provision(1)
Cumulative effects of changes in accounting(2)
                                                            --------               --------
Net income (loss)(3)                                        $   5.98               $   2.89
                                                            ========               ========

Dividends                                                   $   1.00               $    .80
                                                            ========               ========

OTHER STATISTICS

Total assets                                                $260,813               $259,717
Long-term debt                                                57,118                 69,344
Other long-term liabilities                                   74,243                 80,642
Dividends declared                                             2,491                  2,009
Average shares of Common Stock outstanding                     2,491                  2,512
Shares of Common Stock outstanding at
    year-end                                                   2,483                  2,504

(1) Extraordinary provision relates to the Coal Industry Retiree Health Benefit Act of 1992, as further described in Note J to the consolidated financial statements.

(2) Cumulative effects of changes in accounting are for postretirement benefits other than pensions and vessel inspection costs in 1992, as further described in Note A to the consolidated financial statements.

DECEMBER 31
                    1992                                1991                                 1990
-------------------------------------------------------------------------------------------------------------------
                $148,690                           $144,249                          $159,951
                   5,321                              4,594                             6,210
                --------                           --------                          --------
                $154,011                           $148,843                          $166,161
                ========                           ========                          ========

                $(49,761)                          $  3,839                          $  7,006
                 (17,612)                               528                             1,829
                --------                           --------                          --------
                 (32,149)                             3,311                             5,177
                   2,440                              1,816                             1,773
                --------                           --------                          --------

                 (29,709)                             5,127                             6,950
                 ( 9,978)
                 (17,006)
                --------                           --------                          --------
                $(56,693)                          $  5,127                          $  6,950
                ========                           ========                          ========

                $ 16,165                           $ 15,878                          $ 13,691
                   8,727                              3,506                            63,894



                $ (12.79)                          $   1.32                          $   2.03
                     .97                                .72                               .69
                --------                           --------                          --------

                  (11.82)                              2.04                              2.72
                  ( 3.97)
                  ( 6.77)
                --------                           --------                          --------
                $ (22.56)                          $   2.04                          $   2.72
                ========                           ========                          ========

                $   1.40                           $   1.60                          $   1.60
                ========                           ========                          ========



                $263,974                           $291,133                          $303,862
                  80,534                             87,937                            99,839
                  85,838                             52,209                            53,253
                   3,518                              4,022                             4,084
                   2,513                              2,514                             2,556

                   2,513                              2,513                             2,517

(3) The net loss for 1992 includes the effects of asset impairments and a loss on the disposal of a business as further described in Notes H and I to the consolidated financial statements.

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

          As previously mentioned, pretax results in 1994 include gains of $7,833,000 on the sale of the Company's Ceredo coal dock business and current investments. Pretax results in 1993 included gains of $3,979,000 on the sale of certain assets, a $1,700,000 reserve against doubtful coal customer accounts receivable and a $652,000 charge related to refinancing the Company's Title XI

Bonds. The pretax loss for 1992 increased $47,912,000 as a result of impairment charges and a loss on the disposal of a business. Notes H and I to the consolidated financial statements further describe these charges. Pretax results in 1992 also included a $1,544,000 gain on the disposal of certain undeveloped Iron Ore and Industrial Sands properties.

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

          In 1994 the Company reevaluated assumptions used in determining postretirement pension and health care benefits. The weighted- average discount rates were adjusted from 7.25% to 8.0% to better reflect market rates. The assumed health care cost trend rate will decline in 1995 by .50% for retirees under age 65, while the ultimate trend rate will increase by .50% for all retirees. The change in assumptions did not affect 1994 net income and will not have a significant effect on net income in 1995. Postretirement benefits are further described in Note E to the consolidated financial statements.

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

          In 1992, the Company recorded a provision for impairment of $34,694,000, as further described in Note I to the consolidated financial statements. Prior to 1992 the Company had lost iron ore business equivalent to approximately 70% of the Company's share of Eveleth's production. Although Eveleth had initiatives underway by 1992 to reduce its cost, it remained one of the high cost producers of iron ore pellets. Therefore, the Company sustained increased losses since the sales price per ton for iron ore pellets had declined to a greater extent. In addition, low demand for iron ore had continued for several years as evidenced by the Company's inability to sell any pellets on the spot market in 1991 or 1992. Based on Eveleth's high cost and the very unfavorable economic conditions in the steel industry in 1992, the Company concluded that its investment in Eveleth Mines was impaired and wrote it down by $12,256,000. The write down represented the excess of the carrying value of the Company's Eveleth investment over its net realizable value based on an undiscounted cash flow analysis. The Company also recorded an additional impairment loss representing its guaranteed future funding of its share of Eveleth's debt of $8,438,000 which was determined to be non-recoverable. Payments of $2,812,600 were made in 1993 and 1994 and charged to this accrual, with a final payment of $2,812,600 due in 1995.

          The life-of-mine Agreements require Eveleth to operate at full capacity with the owners sharing fixed and variable costs, as defined, in proportion to their respective interest. Under the Agreements, the Company has a life-of-mine take-or-pay annual obligation for approximately 1,100,000 tons of iron ore pellet production if Eveleth is operated at full capacity. The Agreements were amended effective January 1, 1991 through December 31, 1996 to provide that Eveleth may be operated at less than full capacity and permit each owner to take iron ore pellet production at more or less than such owner's proportionate interest in Eveleth's production. Total fixed costs fluctuate annually based on Eveleth production level under the 1991 Amendment.
Regardless of the amount of pellet production taken, the Company is required (under the take-or-pay provisions of the Agreements and 1991 Amendment) to fund its share of fixed costs of Eveleth based upon its proportionate interest in Eveleth's production. Therefore, the Company is required through 1996 to take up to approximately 775,000 tons of Eveleth's annual pellet production and pay its share of fixed and variable costs on these tons, or pay its share of fixed costs related to its share of Eveleth tons not taken. As discussed below, the Company cannot predict if the Agreements will be modified again.

          Unlike the other owners of Eveleth, who are in the business of producing steel, the Company must sell its share of Eveleth's annual iron ore pellet production. The Company sells approximately half of its pellets to other Eveleth owners under long-term sales agreements, while its remaining share of pellets must be sold on the spot market. Based on Eveleth's high costs, a depressed pellet sales price and the Company's inability to sell any pellets on the spot market for a two year period, a $14,000,000 liability for the unfavorable firm purchase commitments (take-or-pay liability) was recorded in 1992. The take-or-pay liability was required to provide for the estimated write down of cost to the then estimated market value of the Company's required annual purchase of pellets for resale through 1996 under the take-or-pay provisions of the Agreements. The cost was written down to a level such that no gain or loss on the resale of the pellets was anticipated. The liability was intended to be credited to cost of sales ratably over the period of 1993 through 1996 as the required pellets were purchased. This liability has been credited to cost of sales as follows (in thousands):


              Balance at 12/31/92                      $14,000
              Credited to 1993 cost
                of iron ore sold                        (3,500)
                                                       -------
              Balance at 12/31/93                       10,500
              Credited to 1994 cost
                of iron ore sold                        (2,300)
                                                       -------
              Balance at 12/31/94                      $ 8,200
                                                       =======


The Company expects to credit $3,500,000 of the remaining liability in 1995 and the balance in 1996.

          The Company's iron ore pellet sales and related cost of sales and tons sold were as follows (in thousands):

                                                               1994                 1993                1992
                                                               ----                 ----                ----
              Iron ore pellet sales                             $50,624              $20,477             $14,360
              Cost of sales:
                Cost of sales                                    49,266               22,583              21,156
                Credit through reduction
                of take-or-pay liability                         (2,300)              (3,500)
                                                                -------              -------             -------
              Adjusted cost of sales                             46,966               19,083              21,156
                                                                -------              -------             -------

              Gross profit on pellet sales                      $ 3,658              $ 1,394            $ (6,796)
                                                                =======              =======            ========

              Tons sold                                           1,918                  700                 424


          In 1994, one of Eveleth's owners elected not to take its full take-or-pay share of Eveleth's iron ore pellets and instead paid its share of fixed costs, as defined under the Agreements and 1991 Amendment. As provided for under the 1991 Amendment the Company elected to take and sell approximately 1,139,000 of this owner's tons for which the Company had to pay only variable costs associated with these tons. This additional tonnage increased the Company's gross profit on pellet sales by approximately $4,000,000 in 1994.
Due to the unusual availability of low cost pellets in 1994, the planned $3,500,000 credit was reduced in 1994 as noted above.

          Under separate agreements with the Eveleth owners, the Company was paid management fees in its role as Eveleth Mines manager. Net management fees were $864,000 in 1994, $1,150,000 in 1993 and $1,173,000 in 1992.

          Discussions, started in 1993, have continued regarding one partner's possible exit from Eveleth Mines. However, no agreement has been reached regarding the terms of such an exit or of a potential restructuring of Eveleth Mines. Until an agreement has been reached, it is not possible to predict how these events may affect the Company. All owners have presently claimed their share of Eveleth production for 1995. Therefore, the Company's 1995 sales and operating results for its Iron Ore segment will likely be more comparable with 1993 levels. With a new six-year labor contract at Eveleth Mines, the Company continues its efforts to reduce costs and more aggressively market its share of Eveleth's production.

          During 1992, the Company recorded other impairment charges of $330,000. In addition, a $550,000 gain on the sale of certain undeveloped iron ore properties reduced the loss in 1992. Increased production, resulting in higher royalties, and reduced costs contributed to the improvement in operating profit in 1994 and 1993 in addition to the impact of utilizing the take-or-pay liability. Interest expense declined in 1994, compared with the prior year due to reductions in outstanding debt which is scheduled to be paid off in 1995.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

The consolidated financial statements included in this Form 10-K/A, filed February 29, 1996, for the year ended December 31, 1994 have been revised from those included in the original Form 10-K for that year. The revisions, which are in response to comments made by the staff of the Securities and Exchange Commission, are as follows:

        Note I has been expanded to discuss more fully the Registrant's 1992 impairment charge related to its investment in Eveleth Mines.

        The terminology used throughout the financial statements to describe the impairment charge has been conformed to the terminology used in Note I, as revised.


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

                               ERNST & YOUNG LLP


Cleveland, Ohio
February 15, 1995,
except for Note I, as
to which the date is
February 29, 1996

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                      December 31
                                                                           1994                          1993
                                                                      -------------------------------------------

ASSETS
CURRENT ASSETS

    Cash and cash equivalents                                           $ 17,720,419                $ 21,243,064
    Investments                                                            5,772,650                         -0-
    Accounts receivable, less reserves for
        doubtful accounts of $440,000 in
        1994 and $2,082,000 in 1993                                       32,035,408                  28,291,306
    Inventories
        Raw materials and finished products                                3,846,094                   4,354,120
        Operating supplies                                                 2,261,747                   2,305,719
                                                                       -------------               -------------
                                                                           6,107,841                   6,659,839
    Deferred income taxes                                                  2,213,246                   3,801,985
    Prepaid insurance and other expenses                                   2,237,793                   2,191,166
                                                                       -------------               -------------
        TOTAL CURRENT ASSETS                                              66,087,357                  62,187,360

INVESTMENTS                                                               10,563,835                  14,871,623

PROPERTIES AND EQUIPMENT
    Marine Transportation                                                234,867,117                 239,999,642
    Iron Ore                                                               1,305,258                     113,508
    Industrial Sands                                                      52,467,527                  49,911,250
    Refractories & Minerals                                               17,330,863                  16,252,996
    Other                                                                  8,872,597                  13,115,215
                                                                       -------------               -------------
                                                                         314,843,362                 319,392,611

    Less allowances for depreciation
        and amortization                                                 156,886,610                 156,962,679
                                                                       -------------               -------------
                                                                         157,956,752                 162,429,932


PREPAID PENSION COSTS AND OTHER ASSETS                                    26,205,459                  20,228,456
                                                                       -------------               -------------

                                                                        $260,813,403                $259,717,371
                                                                        ============                ============





LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           December 31
                                                                              1994                            1993
                                                                         --------------------------------------------
CURRENT LIABILITIES
    Current portion of long-term debt                                     $  8,476,450                   $ 11,189,664
    Accounts payable                                                         4,569,067                      4,035,129
    Payrolls and other accrued compensation                                  7,057,615                      4,814,871
    Accrued expenses                                                        16,013,208                     12,772,673
    Income taxes                                                             2,270,951                        733,414
    Iron Ore impairment obligations                                          6,312,600                      6,312,600
                                                                         -------------                 --------------
                  TOTAL CURRENT LIABILITIES                                 44,699,891                     39,858,351

LONG-TERM DEBT, less current portion                                        57,117,575                     69,344,025
POSTRETIREMENT BENEFITS OBLIGATION                                          31,071,022                     30,285,278
OTHER LONG-TERM LIABILITIES                                                 24,019,063                     30,958,324
DEFERRED INCOME TAXES                                                       19,152,931                     19,398,153

STOCKHOLDERS' EQUITY
    Preferred Stock, without par value - authorized
        5,000,000 shares; none issued                                              -0-                            -0-
    Common Stock, par value $1.00 per share - authorized
        10,000,000 shares; issued 3,626,666 shares                           3,626,666                      3,626,666
    Additional capital                                                       9,035,841                      8,988,043
    Unrealized gains                                                         2,278,273                            -0-
    Retained earnings                                                      101,173,484                     88,773,915
                                                                         -------------                 --------------
                                                                           116,114,264                    101,388,624

    Treasury Stock, at cost - 1,143,540 and
        1,122,740 shares at respective dates                               (29,217,318)                   (28,681,694)

    Unallocated Employee Stock Ownership
        Plan shares                                                       (  2,144,025)                   ( 2,833,690)
                                                                         -------------                 --------------

                                                                            84,752,921                     69,873,240
                                                                         -------------                 --------------

                                                                          $260,813,403                   $259,717,371
                                                                         =============                 ==============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                       Year Ended December 31
                                                                      1994                    1993                       1992
                                                               -------------------------------------------------------------------
REVENUES
    Net sales and operating revenues                                  $202,754,512          $159,736,471            $148,690,067
    Sales commissions, royalties and
       management fees                                                   4,597,517             3,709,687               5,321,222
                                                                      ------------          ------------             ------------
                                                                       207,352,029           163,446,158             154,011,289

COSTS AND EXPENSES
    Cost of goods sold and operating expenses                          172,453,991           133,335,772             133,827,997
    General, administrative and selling expenses                        16,295,454            15,854,049              16,564,471
    Reserve for doubtful accounts                                          301,652             1,892,419                 638,110
    Iron Ore impairment charges                                                                                       34,693,983
    Other impairment charges                                                                                           9,918,497
    Loss on disposal of business                                                                                       3,300,000
                                                                      ------------          ------------             ------------
                                                                       189,051,097           151,082,240             198,943,058
                                                                      ------------          ------------             ------------

INCOME (LOSS) FROM OPERATIONS                                           18,300,932            12,363,918             (44,931,769)

    Gain on sale of assets                                               8,093,805             4,116,906               1,560,218
    Interest, dividends and other income                                 1,387,443             1,184,208               1,465,075
    Interest expense                                                    (5,992,018)           (7,554,878)            ( 7,610,195)
    Other expense                                                       (1,668,327)           (  556,119)            (   244,048)
                                                                      ------------          ------------             ------------

INCOME (LOSS) FROM CONTINUING
    OPERATIONS BEFORE TAXES                                             20,121,835             9,554,035             (49,760,719)

INCOME TAXES
    Current                                                              4,825,000               233,000               2,330,000
    Deferred                                                               406,000             2,059,000             (19,942,000)
                                                                      ------------          ------------             ------------
                                                                         5,231,000             2,292,000             (17,612,000)
                                                                      ------------          ------------             ------------
INCOME (LOSS) FROM CONTINUING
    OPERATIONS                                                          14,890,835             7,262,035             (32,148,719)

Discontinued operation:
    Income from discontinued operation                                                                                 1,152,566
    Gain on shutdown of discontinued operation                                                                         1,287,791
                                                                                                                     ------------
Income and gain from discontinued operation                                                                            2,440,357
                                                                      ------------          ------------             ------------

INCOME (LOSS) BEFORE EXTRAORDINARY
    PROVISION AND CUMULATIVE EFFECTS
    OF CHANGES IN ACCOUNTING                                            14,890,835             7,262,035             (29,708,362)

Extraordinary provision for Coal Industry Retiree
    Health Benefit Act of 1992                                                                                       ( 9,977,900)
Cumulative effects of changes in accounting for
    postretirement benefits other than pensions
    and vessel inspection costs                                                                                      (17,006,415)
                                                                      ------------          ------------             ------------

NET INCOME (LOSS)                                                     $ 14,890,835          $  7,262,035            $(56,692,677)
                                                                      ============          ============             ============



OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                  Year Ended December 31
                                                                  1994                  1993                    1992
                                                              ---------------------------------------------------------

Income (loss) per share of common stock:
    Continuing operations                                       $  5.98                 $ 2.89              $(12.79)
    Discontinued operation                                                                                      .97
                                                                -------                 ------              -------
    Before extraordinary provision and cumulative
        effects of changes in accounting                           5.98                   2.89               (11.82)
    Extraordinary provision                                                                                  ( 3.97)
    Cumulative effects of changes in accounting                                                              ( 6.77)
                                                                -------                 ------              -------

NET INCOME (LOSS) PER SHARE                                     $  5.98                 $ 2.89              $(22.56)
                                                                =======                 ======              =======



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                   Year Ended December 31
                                                                     1994                  1993                   1992
                                                               ------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income (loss)                                           $14,890,835           $  7,262,035           $(56,692,677)
     Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
         Depreciation and amortization                            13,603,183             13,431,957             16,165,164
         Deferred income taxes                                       170,517                447,200            (19,968,342)
         Gain on sale of assets                                 (  8,094,005)           ( 4,116,906)           ( 2,848,009)
         Iron Ore impairment charges                                                                            34,693,983
         Other impairment charges                                                                                9,918,497
         Loss on disposal of business                                                                            3,300,000
         Extraordinary provision for Coal Act of 1992                                                            9,977,900
         Cumulative effects of changes in accounting                                                            17,006,415
         Prepaid pension costs and other assets                 (  1,919,098)           ( 2,147,271)           ( 1,921,313)
         Decrease (increase) in accounts
           receivable                                           (  3,744,102)           ( 8,981,222)            11,315,860
         Decrease (increase) in inventories                          396,592            (   902,301)              (422,785)
         Increase (decrease) in accounts payable                     533,938            (   492,806)               374,061
         Other operating activities                                3,751,390                856,188              7,058,844
                                                                ------------           ------------           ------------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                      19,589,250              5,356,874             27,957,598

INVESTING ACTIVITIES
     Purchase of properties and equipment                       (  5,609,103)           ( 2,921,175)           ( 6,326,590)
     Proceeds from sale of assets                                 11,849,592              8,656,012              4,221,097
     Iron Ore and other investments                             (  2,885,830)           ( 2,829,389)           ( 2,751,257)
     Acquisition of assets                                      (  8,000,000)                                  ( 6,000,000)
                                                                ------------           ------------           ------------

       NET CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                                    (  4,645,341)             2,905,448            (10,856,750)

FINANCING ACTIVITIES
     Payments on long-term debt                                 ( 24,189,664)           (18,152,879)           (28,652,850)
     Additional long-term debt                                     8,750,000             10,000,000             21,000,000
     Dividends paid                                             (  2,491,266)           ( 2,009,481)           ( 3,518,096)
     Purchase of Treasury Stock                                 (    535,624)           (   189,240)
                                                                ------------           ------------           ------------

       NET CASH USED FOR FINANCING ACTIVITIES                   ( 18,466,554)           (10,351,600)           (11,170,946)
                                                                ------------           ------------           ------------

Increase (decrease) in cash and cash
     equivalents                                                (  3,522,645)           ( 2,089,278)             5,929,902

Cash and cash equivalents, January 1                              21,243,064             23,332,342             17,402,440
                                                                ------------           ------------           ------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                           $17,720,419           $ 21,243,064           $ 23,332,342
                                                                ============           ============           ============


See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                                     Unallocated
                                                                                         Common      Employee Stock       Total
                            Common     Additional        Unrealized      Retained        Stock in       Ownership      Stockholders'
                            Stock       Capital            Gains          Earnings       Treasury         Shares          Equity
                          ----------   ----------       ----------       ------------   -------------  -----------     ------------
Balance,
 January 1, 1992          $3,626,666   $8,866,493                        $143,732,134   $(28,492,454)  $(4,639,446)   $123,093,393


Net Loss                                                                  (56,692,677)                                 (56,692,677)
Dividends
 $1.40 per share                                                          ( 3,518,096)                                 ( 3,518,096)

Tax benefit of unallocated
 shares in ESOP                            80,048                                                                           80,048

Allocated ESOP shares                                                                                      902,878         902,878
                          ----------   ----------                        ------------   -------------  -----------     ------------


Balance,
 December 31, 1992         3,626,666    8,946,541                          83,521,361    (28,492,454)   (3,736,568)     63,865,546


Net Income                                                                  7,262,035                                    7,262,035

Dividends
 $.80 per share                                                           ( 2,009,481)                                 ( 2,009,481)

Tax benefit of unallocated
 shares in ESOP                            41,502                                                                           41,502

Purchase of Treasury
 Stock                                                                                    (  189,240)                  (   189,240)

Allocated ESOP shares                                                                                      902,878         902,878
                          ----------   ----------                        ------------   -------------  -----------     ------------


Balance,
 December 31, 1993         3,626,666    8,988,043                          88,773,915    (28,681,694)   (2,833,690)     69,873,240


Adjustment for change
 in accounting                                          $2,971,792                                                       2,971,792

Net Income                                                                 14,890,835                                   14,890,835

Dividends
 $1.00 per share                                                          ( 2,491,266)                                 ( 2,491,266)

Change in unrealized gains                                (693,519)                                                    (   693,519)

Tax benefit of unallocated
 shares in ESOP                            47,798                                                                           47,798

Purchase of Treasury
 Stock                                                                                   (   535,624)                  (   535,624)

Allocated ESOP shares                                                                                      689,665         689,665
                          ----------   ----------       ----------       ------------   -------------  -----------     ------------

Balance,
 December 31, 1994        $3,626,666   $9,035,841       $2,278,273       $101,173,484   $(29,217,318)  $(2,144,025)    $ 84,752,921
                          ==========   ==========       ==========       ============   =============  ===========     ============

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

In 1992, the Company adopted the accounting provisions of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." This standard requires that the expected cost of retiree health benefits be charged to expense during the years that employees render service rather than recognizing these costs on a cash basis. As a part of adopting the standard, the Company recorded a, one time, non-cash charge of $17,540,830 (net of income taxes of $9,037,000), or $6.98 per share.

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

NOTE D - INCOME TAXES

Total income tax expense (benefit) from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                       1994                1993             1992
                                                   -------------------------------------------------
Computed income tax expense (benefit)
   at statutory rate                                 $  6,854             $3,248           $(16,919)

Tax differences due to:
   Percentage depletion                                (1,270)              (751)              (696)
   State & local income taxes                              40               ( 22)                87
   Other                                               (  393)              (183)             (  84)
                                                     --------             ------           ---------

Total income tax expense (benefit)
   from continuing operations                        $  5,231             $2,292           $(17,612)
                                                     ========             ======           =========


The Company made income tax payments of $3,103,000, $40,000 and $2,483,000 during 1994, 1993 and 1992, respectively. The Company received income tax refunds of $1,652,000, $222,000 and $106,000 during those same periods.

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):


                                                                                       December 31
                                                                             1994                       1993
                                                                         -------------------------------------
Deferred tax liabilities:
     Tax in excess of book depreciation                                   $ 42,204                   $ 43,106
     Pension benefits                                                        4,837                      4,323
     Other                                                                   5,134                      2,776
                                                                           -------                   --------
        Total deferred tax liabilities                                      52,175                     50,205


Deferred tax assets:
     Asset impairments                                                      13,582                     13,575
     Postretirement benefits other than
         pensions                                                            9,993                      9,459
     Coal Act liability                                                      4,664                      4,869
     Other                                                                   6,996                      6,706
                                                                           -------                   --------

        Total deferred tax assets                                           35,235                     34,609
                                                                           -------                   --------
        Net deferred tax liabilities                                      $ 16,940                   $ 15,596
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

A summary of the components of the net periodic pension credit for defined benefit plans follows (in thousands):

                                                            1994                     1993                   1992
                                                       -----------------------------------------------------------
Service cost-benefits earned
   during the period                                      $ 1,417                  $ 1,261                $ 1,156
Interest cost on projected
   benefit obligation                                       4,550                    4,644                  4,574
Actual return on plan assets                                  531                   (7,558)                (5,975)
Net amortization and deferral                              (8,417)                  (  575)                (2,086)
                                                          -------                  -------                -------
Net pension credit                                        $(1,919)                 $(2,228)               $(2,331)
                                                          =======                  =======                =======

Assumptions used in the accounting for defined benefit plans were:

                                                                      1994              1993              1992
                                                                    --------------------------------------------
Weighted-average discount rate                                         8%               7 1/4%            8 1/2%
Rate of increase in compensation levels                                4%                   4%                5%
Expected long-term rate of return on assets                            9%               9 1/2%            9 1/2%





The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans (in thousands):


                                                                              December 31
                                                               1994                                 1993
                                                          --------------------------------------------------
Actuarial present value of
   benefit obligations
     Vested benefit obligation                               $(55,736)                            $(55,720)
                                                             ========                             ========
     Accumulated benefit
        obligation                                           $(59,930)                            $(60,162)
                                                             ========                             ========
     Projected benefit
        obligation                                           $(63,854)                            $(64,431)
Plan assets at fair value                                      80,215                               84,854
                                                             --------                             --------
Plan assets in excess of
   projected benefit obligation                                16,361                               20,423

Unrecognized net loss (gain)                                    1,306                             (  2,432)
Unrecognized prior service cost                                 4,156                                2,473
Unrecognized initial net assets                               ( 6,005)                            (  6,772)
                                                             --------                             --------
Prepaid pension costs recognized                             $ 15,818                             $ 13,692
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

Net periodic postretirement benefits cost includes the following components (in thousands):

                                                     1994                     1993                     1992
                                                  ----------------------------------------------------------
Service cost                                        $  599                   $  826                   $  691
Interest cost                                        1,730                    2,228                    2,180
Net amortization                                      (552)                     (13)                     -0-
                                                    ------                   ------                   ------
Net periodic postretirement
   benefit cost                                     $1,777                   $3,041                   $2,871
                                                    ======                   ======                   ======

Components of the unfunded postretirement benefits obligation are as follows (in thousands):

                                                                                   December 31

                                                                         1994                             1993
                                                                    --------------------------------------------
   Retirees                                                            $14,019                           $14,478
   Fully eligible active plan participants                               2,261                             2,728
   Other active plan participants                                        7,535                            10,255
                                                                       -------                           -------
Accumulated postretirement benefits obligation                          23,815                            27,461

Unrecognized prior service credit                                        2,120                             1,962
Unrecognized net gain                                                     5136                               862
                                                                       -------                           -------

Postretirement benefits obligation recognized                          $31,071                           $30,285
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

The Company and its partners in Eveleth Mines have guaranteed to reimburse ETC and EEC for all costs incurred in production of iron ore pellets, including EEC's debt service. Each partner of Eveleth Mines pays its share of costs based upon its share of production or ownership interest, whichever is applicable. Purchases by the Company under an Eveleth Mines contract amounted to $49,757,000, $24,800,000 and $21,764,000 for the years ended December 31,
1994, 1993 and 1992, respectively. Maturities on EEC's debt are $2,812,600 in 1995 and are included in the Iron Ore impairment obligations. Accrued expenses include $5,897,000 and $4,955,000 payable in 1994 and 1993, respectively, for ETC's and EEC's working capital requirements.

NOTE G - LONG-TERM DEBT


Long-term debt is as follows (in thousands):
                                                                                    December 31
                                                                          1994                        1993
                                                                     -----------------------------------------
Title XI Ship Financing Bonds
     Fixed rate, 5.3%                                                   $16,200                       $18,700

Term Loan, Variable rate, 7.5%                                           47,250                        44,750

Revolving Credit, Variable rate                                             -0-                        10,000

Term Loan, Variable rate                                                    -0-                         4,250

Guaranteed ESOP Loans
     Variable rate                                                          -0-                           213
     Variable rate, 5.45%, and                                              794                           971
     Fixed rate, 8.88%,
        due in equal quarterly
        installments through May 31, 1999                                 1,350                         1,650
                                                                      ---------                      --------
                                                                         65,594                        80,534
Less current portion                                                      8,476                        11,190
                                                                      ---------                      --------

                                                                        $57,118                       $69,344
                                                                      =========                      =========


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

NOTE I - ASSET IMPAIRMENTS AND RESERVES


In 1992, the Company recorded a provision for impairment of $34,694,000 which included $20,694,000 to record impairment of the Company's investment in Eveleth Mines ("Eveleth"). The impairment charge consisted of a write down of the Company's investment of $12,256,000 and an accrual of $8,438,000 for the Company's guaranteed funding of its share of Eveleth Mines' debt to be paid through 1995. The remaining $14,000,000 of the provision represented the Company's estimate of its loss through 1996 under the take-or-pay provisions of the Eveleth Mines Agreements ("Agreements").

Prior to 1992 the Company had lost iron ore business equivalent to approximately 70% of the Company's share of Eveleth's production. Although Eveleth had initiatives underway by 1992 to reduce its costs, it remained one of the high cost producers of iron ore pellets. Therefore, the Company sustained increased losses since the sales price per ton for iron ore pellets had declined to a greater extent. In addition, low demand for iron ore had continued for several years as evidenced by the Company's inability to sell any pellets on the spot market in 1991 or 1992. Based on Eveleth's high costs and the very unfavorable economic conditions in the steel industry in 1992, the Company concluded that its investment in Eveleth Mines was impaired and wrote it down by $12,256,000. The write down represented the excess of the carrying value of the Company's Eveleth investment over its net realizable value based on an undiscounted cash flow analysis. The Company also recorded an additional impairment loss representing its guaranteed future funding of its share of Eveleth's debt of $8,438,000 which was determined to be non-recoverable. Payments of $2,812,600 were made in 1993 and 1994 and charged to this accrual, with a final payment of $2,812,600 due in 1995.

The life-of-mine Agreements require Eveleth to operate at full capacity with the owners sharing fixed and variable costs, as defined, in proportion to their respective interest. Under the Agreements, the Company has a life-of-mine take-or-pay annual obligation for approximately 1,100,000 tons of iron ore pellet production if Eveleth is operated at full capacity. The Agreements were amended effective January 1, 1991 through December 31, 1996 ("1991 Amendment") to provide that Eveleth may be operated at less than full capacity and permit each owner to take iron ore pellet production at more or less than such owner's proportionate interest in Eveleth's production. Total fixed costs fluctuate annually based on Eveleth's production level under the 1991 Amendment. Regardless of the amount of pellet production taken, the Company is required (under the take-or-pay provisions of the Agreements and 1991 Amendment) to fund its share of fixed costs of Eveleth based upon its proportionate interest in Eveleth's production. Therefore, the Company is required through 1996 to take up to approximately 775,000 tons of Eveleth's annual pellet production and pay its share of fixed and variable costs on these tons, or pay its share of fixed costs related to its share of Eveleth tons not taken. The Company cannot predict if the Agreements will be modified again.

Unlike the other owners of Eveleth, who are in the business of producing steel, the Company must sell its share of Eveleth's annual iron ore pellet production. The Company sells approximately half of its pellets to other Eveleth owners under long-term sales agreements, while its remaining share of pellets must be sold on the spot market. Based on Eveleth's high costs, a depressed pellet sales price and the Company's inability to sell any pellets on the spot market for a two year period, a $14,000,000 liability for the unfavorable firm purchase commitments (take-or-pay liability) was recorded in 1992. The take-or-pay liability was required to provide for the estimated write down of cost to the then estimated market value of the Company's required annual purchase of pellets for resale through 1996 under the take-or-pay provisions of the Agreements. The cost was written down to a level such that no gain or loss on the resale of the pellets was anticipated. The liability was intended to be credited to cost of sales ratably over the period of 1993 through 1996 as the required pellets were purchased. This liability has been credited to cost of sales as follows (in thousands):

            Balance at 12/31/92                            $14,000
            Credited to 1993 cost
              of iron ore sold                              (3,500)
                                                         ---------
            Balance at 12/31/93                             10,500
            Credited to 1994 cost
              of iron ore sold                              (2,300)
                                                         ---------
            Balance at 12/31/94                           $  8,200
                                                          ========

The Company expects to credit $3,500,000 of the remaining liability in 1995 and the balance in 1996. Other long-term liabilities include Iron Ore impairment obligations of $4,700,000 and $7,000,000 at December 31, 1994 and 1993,
respectively.

The Company's iron ore pellet sales and related cost of sales and tons sold were as follows (in thousands):

                                       1994         1993            1992
                                       ----         ----            ----
   Iron ore pellet sales            $50,624       $20,477         $14,360
   Cost of sales:
    Cost of sales                    46,966        22,583          21,156
    Credit through reduction
    of take-or-pay liability         (2,300)       (3,500)
                                   --------      --------        --------
   Adjusted cost of sales            46,966        19,083          21,156
                                   --------      --------        --------

   Gross profit of pellet sales     $ 3,658       $ 1,394        $ (6,796)
                                    =======       =======        ========

   Tons sold                          1,918           700             424

In 1994, one of Eveleth's owners elected not to take its full take-or-pay share of Eveleth's iron ore pellets and instead paid its share of fixed costs, as defined under the Agreements and 1991 Amendment. As provided for under the 1991 Amendment the Company elected to take and sell approximately 1,139,000 of this owner's tons for which the Company had to pay only variable costs associated with these tons. This additional tonnage increased the Company's gross profit on pellet sales by approximately $4,000,000 in 1994. Due to the unusual availability of low cost pellets in 1994, the planned $3,500,000 credit was reduced in 1994.

Under separate agreements with the Eveleth owners, the Company was paid management fees in its role as Eveleth Mines manager. Net management fees were $864,000 in 1994, $1,150,000 in 1993 and $1,173,000 in 1992.

Also in 1992, the Company recorded other charges of $9,918,497 related to changes in market conditions and circumstances that impaired certain asset carrying values and resulted in certain liabilities primarily in its Marine Transportation, Refractories & Minerals and Industrial Sands segments.

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

NOTE K - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS


Oglebay Norton Company is a Cleveland-based firm serving the steel, ceramic, chemical, glass, electric utility, construction and oil-and gas-well service industries. The Company provides Great Lakes marine transportation, industrial minerals, refractory and metallurgical treatment products used in steelmaking and related industries. The Company's operations were consolidated in 1994 from numerous entities into four distinct business groups:

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

                 Marine        Iron     Refractories &
Customer     Transportation     Ore        Minerals        Other      Total
--------    ----------------   ----     ---------------    -----      -----
1994
       A        $16,868      $ 6,948       $   555       $    20     $24,391
       B         17,207          -0-         7,122           700      25,029
                -------      -------       -------       -------     -------
                $34,075      $ 6,948        $7,677       $   720     $49,420
                =======      =======       =======       =======     =======

1993
       A        $14,523      $ 8,935       $   752       $    68     $24,278
       B         19,384          -0-         6,698         1,513      27,595
                -------      -------       -------       -------     -------
                $33,907      $ 8,935        $7,450       $ 1,581     $51,873
                =======      =======       =======       =======     =======

1992
       A        $14,462      $10,090       $   572       $   105     $25,229
       B         23,700          -0-         6,428         1,464      31,592
                -------      -------       -------       -------     -------
                $38,162      $10,090        $7,000       $ 1,569     $56,821
                =======      =======       =======       =======     =======





INDUSTRY SEGMENT DATA
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
(In Thousands)

                                                            Marine                       Iron
                                                         Transportation                   Ore
                                                         --------------                  ----
1994
Identifiable assets                                        $ 140,661                   $ 19,354
Depreciation and amortization expense                          8,359                        886
Expenditures for properties and equipment                      1,397                      1,192

Total revenues                                                82,153                     54,656

Operating profit (loss)                                    $  12,467                   $  6,866
Gain on sale of assets                                            86                         18
Company's proportionate share in interest
  expense of Eveleth Mines                                                                 (360)
Interest expense                                              (4,283)
                                                          ----------                -----------
Income from continuing operations before taxes             $   8,270                   $  6,524
                                                          ==========                ===========

1993
Identifiable assets                                         $146,918                    $16,022
Depreciation and amortization expense                          8,157                      1,086
Expenditures for properties and equipment                        364

Total revenues                                                73,143                     23,634

Operating profit (loss)                                    $  10,791                   $  4,031
Gain on sale of assets                                            10                          4
Company's proportionate share in interest
  expense of Eveleth Mines                                                             (    630)
Interest expense                                              (5,309)
                                                          ----------                -----------
Income (loss) from continuing operations before taxes      $   5,492                   $  3,405
                                                          ==========                ===========

1992
Identifiable assets                                        $ 149,830                   $ 12,649
Depreciation and amortization expense                          8,677                      2,627
Expenditures for properties and equipment                      3,359

Total revenues                                                70,654                     18,821

Operating profit (loss)                                    $   9,538                   $( 2,832)
Iron Ore impairment charges                                  (34,694)
Other impairment charges                                      (1,492)                  (    330)
Gain on sale of assets                                                                      550
Loss on disposal of business
Company's proportionate share in interest
  expense of Eveleth Mines                                                             (    900)
Interest expense                                             ( 5,818)
                                                          ----------                -----------
Income (loss) from continuing operations before taxes      $   2,228                   $(38,206)
                                                          ==========                ===========

(1)  Consists primarily of cash and cash equivalents, investments and prepaid pension costs.

                                     -44-


Refractories             Industrial                 Total                 Corporate
 & Minerals                Sands                   Segments               and Other                Consolidated
------------             ---------                 --------               ---------                ------------
 $  20,256               $   34,048                $ 214,319              $  46,494(1)               $ 260,813
     1,913                    2,149                   13,307                    296                     13,603
     1,225                    4,622                    8,436                    377                      8,813

    39,502                   28,818                  205,129                  2,223                    207,352

 $   1,074               $    2,834                $  23,241              $(  4,861)(2)              $  18,380
        73                       59                      236                  7,858                      8,094

                                                    (    360)                                         (    360)
  (    195)                                         (  4,478)              (  1,514)                  (  5,992)
 ---------               ----------                ---------              ---------                  ---------
 $     952               $    2,893                $  18,639              $   1,483                  $  20,122
 =========               ==========                =========              =========                  =========


 $  21,807               $   25,682                $ 210,429              $  49,288(1)               $ 259,717
     1,657                    2,055                   12,955                    477                     13,432
     1,202                      943                    2,509                    412                      2,921

    35,756                   26,606                  159,139                  4,307                    163,446

 $   2,809               $    1,827                $  19,458              $(  5,836)(2)              $  13,622
                                 19                       33                  4,084                      4,117
                                                    (    630)                                         (    630)
  (    201)                                         (  5,510)              (  2,045)                  (  7,555)
 ---------               ----------                ---------              ---------                  ---------
 $   2,608               $    1,846                $  13,351              $(  3,797)                 $   9,554
 =========               ==========                =========              =========                  =========


 $  20,304               $   27,532                $ 210,315              $  53,659(1)               $ 263,974
     1,906                    2,504                   15,714                    451                     16,165
     3,622                    1,545                    8,526                    201                      8,727

    34,422                   24,447                  148,344                  5,667                    154,011

 $     257               $      944                $   7,907              $(  2,806)(2)              $   5,101
                                                    ( 34,694)                                         ( 34,694)
  (    755)               (   4,640)                (  7,217)              (  2,701)                  (  9,918)
         5                      997                    1,552                      8                      1,560
  (  3,300)                                         (  3,300)                                         (  3,300)

                                                    (    900)                                         (    900)
  (    284)                                         (  6,102)              (  1,508)                  (  7,610)
 ---------               ----------                ---------              ---------                  ----------
 $(  4,077)              $(   2,699)               $( 42,754)             $(  7,007)                 $( 49,761)
 =========               ==========                =========              =========                  ==========

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

Fourth quarter net income for 1994 decreased $594,000 ($.24 per share) related to an adjustment of Iron Ore impairment obligations, as disclosed in Note
I, and $403,000 ($.16 per share) on the write-off of unamortized financing costs associated with the Company's former loan agreement, as disclosed in Note G.

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

                                                                      EXHIBIT 23





                       Consent of Independent Auditors


We consent to the incorporation by reference in the following Registration Statements and Post-Effective Amendment of our report dated February 15, 1995, except for Note I, as to which the date is February 29, 1996, with respect to the consolidated financial statements of Oglebay Norton Company and subsidiaries included in this Annual Report (Form 10-K/A) for the year ended December 31, 1994:

    Registration Statement Number 33-37974 on Form S-8 dated November 23, 1990 pertaining to the Oglebay Norton Company Incentive Savings Plan and Trust;

    Registration Statement Number 33-37975 on Form S-8 dated November 23, 1990 pertaining to the Oglebay Norton Taconite Company Thrift Plan and Trust;

    Post-Effective Amendment Number 4 to Registration Statement Number 2-80895 on Form S-8 dated February 13, 1990 pertaining to the Oglebay Norton Company Incentive Savings Plan and Trust;

    Registration Statement Number 33-29046 on Form S-8 dated June 9, 1989 pertaining to the Oglebay Norton Company Employee Stock Ownership Plan and Trust;

    Registration Statement Number 33-21006 on Form S-8 dated April 21, 1988 pertaining to the Oglebay Norton Company Employee Stock Ownership Plan and Trust.





                                                        ERNST & YOUNG LLP




Cleveland, Ohio
February 29, 1996

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             OGLEBAY NORTON COMPANY


                                             /S/  Richard J. Kessler
                                             ---------------------------------
                                                  Richard J. Kessler
                                                  Vice President-Finance
                                                     and Development



February 29, 1996