Form 10-K405
period 1995-12-31
OGLEBAY NORTON CO
filed 1996-03-27
CIK 73918

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995 Commission file number 0-663
                          -----------------                        -----

                           OGLEBAY NORTON COMPANY
             (Exact name of Registrant as specified in its charter)

           Delaware                                              34-0158970
-------------------------------                              -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 1100 Superior Avenue, Cleveland, Ohio                          44114-2598
----------------------------------------                        ----------
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

Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 12, 1996: 2,447,432.

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 12, 1996 (based upon excluding the total number of shares reported under Item 12 hereof) was $67,342,560.00.

Portions of the following documents are incorporated by reference:

    Proxy Statement for 1996 Annual Meeting of Stockholders (Part III)

The Exhibit Index is located herein beginning at sequential page 50.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X     No
                                        --------    --------

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

                 The information regarding the approximate amounts of consolidated sales and revenues (including sales commissions, royalties and management fees), consolidated profit from operations and consolidated identifiable assets for the three years ended December 31, 1995, attributable to each of the Registrant's industry segments, appears in Note I of the Consolidated Financial Statement on pages 40 through 43 of this Annual Report on Form 10-K.


B.      Principal Products and Services
        -------------------------------

        1.       Marine Transportation
                 ---------------------

                 The Registrant operates U.S. flag self-unloading vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargo on the Great Lakes. The self-unloader fleet consists of twelve (12) vessels.

                  Nine (9) of the vessels are owned by the Registrant and three
(3) are leased as described below. The vessels' cargo capacities range in size from 13,500 tons to 60,000 tons. The newest vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of Great Lakes vessels is due to a scheduled program of regular winter maintenance, periodic renovation and the lack of corrosion because of freshwater operations.

                 One of the owned vessels, the M/V Columbia Star, a 1,000-foot Great Lakes self-unloading bulk carrier, has been financed through the use of bonds issued pursuant to Title XI of the Merchant Marine Act of 1936, as amended. See Note G of the Notes to Consolidated Financial Statements for disclosure of financial data with respect to these bonds.

                 One vessel, the M/V Wolverine, is leased and operated by the Registrant under a bareboat charter agreement which expires in 1999 and is renewable thereafter for up to ten years. The agreement provides an option to purchase the equity position in the vessel on the semiannual charter hire payment dates in each year and an option to purchase the vessel at the end of the charter period. The two other leased vessels, the M/V David Z. Norton and the M/V Earl
W. Oglebay, formerly known as the M/V William R. Roesch and the M/V Paul Thayer, respectively, are leased under bareboat subcharter and charter agreements, respectively, which expire in 1998 and provide options to purchase the vessels at the end of their respective terms.

                 The Registrant's Marine Transportation business is seasonal. An ordinary annual Great Lakes vessel season of navigation is approximately 259 days. However, the season is affected by weather conditions and customers' demand for service which causes the actual days of operation to vary from year to year. In 1995 the number of sailing days was 3,469 as compared to 3,241 sailing days in 1994. The increase in the number of sailing days in 1995 as compared to 1994 was adversely affected by unusually bad weather during the fourth quarter which resulted in a negative impact on operating revenues. In 1994 and 1995, the Registrant operated twelve (12) vessels during each season. The Registrant's fleet carried approximately 21.5 million tons and
21.6 million tons in 1995 and 1994, respectively.

                 The Registrant sold two vessels in 1995; the S/S J. Burton Ayers was sold on August 1, 1995 and the S/S Crispin Oglebay on June 29, 1995 for pretax gains totaling $2,324,000. The S/S J. Burton Ayers was sold to Black Creek Shipping Company Ltd. and the S/S Crispin Oglebay was sold to Upper Lakes Shipping Ltd.; both purchasers are Canadian companies. Neither vessel had sailed in the last four years.

        2.       Iron Ore
                 --------

                 The Registrant held iron ore mining rights located near Eveleth, Minnesota, which were assigned in exchange for an overriding royalty to Eveleth Taconite Company ("Taconite Company") and Eveleth Expansion Company ("Expansion Company"), in which the Registrant and its wholly owned subsidiary, ONCO Eveleth Company, hold 15% and 20.5% interests, respectively ("Eveleth Mines"). The Registrant received an overriding royalty in 1995 of approximately $2,324,000 as compared to approximately $2,323,000, in 1994. Net management fees received by the Registrant from Eveleth Mines in 1995 were $1,164,000 compared to $864,000 in 1994. The Eveleth Mines reserves are sufficient to support the normal level of operations for approximately 40 years.

                 In addition to the mine, the Eveleth facility consists of a concentrating and pellet production plant, located approximately eight miles south of the mine. In 1995, the Registrant produced approximately 750,000 long tons of Eveleth pellets and sold them under contracts or on the open market. The Registrant also sold 44,000 tons of pellets acquired from others. In 1996, the other Eveleth owners are claiming their full share of Eveleth Mines pellet production. The Registrant's share of pellet production is currently limited to its contractual allotment of 775,000 tons.

                 Eveleth Mines is a cost-sharing operation. The basic agreements, entered into as of January 1, 1974, govern the operation for the life of the mine. Under the basic agreements, Eveleth Mines is required to operate at full capacity, with participants sharing fixed and variable costs in proportion to their respective equity interests. These agreements were modified, effective as of January 1, 1991, ("1991 Amendment"), to permit the participants greater production flexibility and to alter the cost-sharing arrangements through December 31, 1996. Under the modified agreements, each of the participants pays fixed costs in proportion to its adjusted equity interest and variable costs in proportion to the amount of iron ore nominated by it. Unless modified again, the basic agreements will govern operations in 1997 and beyond.

                 The Registrant, in addition to its ownership in Eveleth Mines, has a contract to serve, on a fee basis, as manager and employer of the Eveleth Mines operations. The Registrant has notified the owners of Eveleth Mines of its decision not to extend this contract beyond its current expiration date of December 31, 1996.

                 After 1996 the agreements governing Eveleth Mines' operation may be terminated by the owners on eleven-months notice, or the owners may choose to share costs pro rata, or on the basis of arrangements that were used prior to 1981 ("rollback"). These arrangements are different than the cost sharing arrangements followed under the 1991 Amendment. In 1996, one of the other Eveleth owners gave notice of rollback, which the Registrant is contesting. The owners continue to discuss what the potential cost sharing structure, operation and ownership of Eveleth Mines could be after 1996. However, no agreements have been reached regarding modification of the basic agreements or potential restructuring of the ownership of Eveleth Mines. Until an agreement has been reached, it is not possible to predict how these events may affect the Registrant.

        3.       Refractories & Minerals
                 -----------------------

                 Oglebay Norton Refractories & Minerals, Inc. and Canadian Ferro Hot Metal Specialties Limited, the Registrant's Canadian manufacturing subsidiary, continue to design, manufacture and market continuous casting refractories and ingot hot top products used in molten steel processing and to design, produce and market metallurgical treatment products used in the refining of molten steel. The Brownsville Plant exited the fluorspar business in 1994. Management has entered into a conditional agreement for the termination of its lease with the Brownsville Navigation District and another conditional agreement for the sale of its equipment. The loss of this business will not have a material adverse impact upon the financial condition of the Registrant.

                 The following is a list of Oglebay Norton Refractories & Minerals, Inc.'s and Canadian Ferro Hot Metal Specialties Ltd.'s plants:

Name and Location                 Active/Inactive
-----------------                 ---------------
Brownsville, Texas                Active

Cleveland, Ohio                   Active

Dunkirk, Indiana                  Active

Tuscarawas, Ohio                  Closed as of November 1, 1995

Warren, Ohio                      Active

Stoney Creek, Ontario             Active

                 Canadian Ferro Hot Metal Specialties Limited and Oglebay Norton Refractories & Minerals, Inc. own the plants and the properties on which the plants are located except for the Brownsville Plant, which is held under a lease that expires July 31, 1999.

                 The Tuscarawas Plant was closed as of November 1, 1995, in order to achieve greater operating efficiencies. The building and property, which are not material to the Registrant's consolidated assets, will be sold.

        4.       Industrial Sands
                 ----------------

                 Oglebay Norton Industrial Sands, Inc., a wholly owned subsidiary of the Registrant, mines and processes industrial sands for the glass, ceramic and oil well service industries.

                 The following is a list of the plants of Oglebay Norton Industrial Sands, Inc.:


                                                 Minimum
  Name and                   Current Capacity    Years of
  Location        Markets    (tons in 1000's)    Reserves(1)
  --------        -------    ----------------    --------
Orange County     Construction,          550         15.6
Plant             Golf Course and
                  Stucco Sand

Riverside Plant   Pulverized Sand         50          N/A

Glass Rock Plant  Glass, Foundry         500         24.4
                  and Pulverized
                  Sand

Millwood Plant    Glass, Foundry         250         49.0
                  and Pulverized
                  Sand

Brady Plant       Fracture and         1,500         61.0
                  Pulverized Sand

(1)      Based on full production at current rated annual capacity.


                 The Registrant's silica sand operations produced approximately 1,562,000 tons of sand in 1995.

                 The processed sand sold by the Registrant's industrial sand business move by truck and rail to consumers.

         5.      Other
                 -----

                 The Registrant sold the capital stock of its wholly owned subsidiary, National Perlite Products Company, on February 8, 1996. National Perlite Products Company was inactive for two years prior to the sale of its capital stock. The sale price was $1,900,000.00 resulting in a $625,000 pretax gain.


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


D.       Environmental, Health and Safety Considerations
         -----------------------------------------------

                 The Registrant is subject to various environmental laws and regulations imposed by federal, state and local governments. The Registrant cannot reasonably estimate future costs, if any, related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations have not been other than in the ordinary course of business. Although it is possible that the Registrant's future operating results could be affected by future costs of environmental compliance, it is management's belief that such costs will not have a material adverse effect on the Registrant's consolidated financial position. The Registrant is unable to predict the effects of future environmental laws and regulations upon its business.


E.       Principal Customers
         -------------------

                 More than 10% of the Registrant's 1995 sales and revenues was attributable to each of AK Steel Corporation and LTV Steel Company, Inc. A long-term vessel transportation contract and a contract for the sale of iron ore pellets were the primary sources of revenues from AK Steel Corporation. In the case of LTV Steel Company, Inc., revenues were largely attributable to vessel transportation services and refractory and metallurgical treatment products sold in 1995.


F.       Employees
         ---------

                 At December 31, 1995, the Registrant and its subsidiaries employed 1,417 persons.


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

                          The Circuit Court denied Laxare's Motion for Summary
Judgment, finding that the Plaintiffs have an interest in the Subject Property, unencumbered by the Subject Lease. Laxare has moved for reconsideration of the Circuit Court's ruling. The Court dismissed Laxare's cross claim against the Lessors. Laxare and Cannelton filed motions to dismiss Plaintiffs' claims on the basis of various affirmative defenses, and Plaintiffs have moved for judgment in their favor on all issues, except amount of damages.

                          On August 31, 1995 Laxare, Inc. sought protection
under Chapter 11 of the Bankruptcy Code. Laxare, Inc. is unable to predict, at this time, the result of the Bankruptcy proceedings. The Registrant believes that the Bankruptcy proceeding is unlikely to have a material adverse effect on the Registrant's consolidated financial position.

                 (2) The Registrant; its wholly owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and The United Steel Workers of America, Local 6860, have been named Defendants in a Complaint filed on August 16, 1988, in Federal District Court, 5th District of Minnesota, by Lois E. Jenson and Patricia S. Kosmach, in their own behalf and on behalf of all others similarly situated. The Complaint alleges both sexual harassment and sexual discrimination under Title VII of the Civil Rights Act of 1964 (the Act), Title 42, United States Code, 2000e et seq., and under the provision of the Minnesota Human Rights Act, Minnesota Statutes,
Section 363.01 et seq. The Registrant does not believe that an adverse out come will have a materially affect upon it.

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

                          The Registrant and Oglebay Norton Taconite Company
received unfavorable decisions on the remaining two claims, one involving discrimination in the promotion of hourly employees to step-up foreman and the other harassment. Proceedings continue with regard to the two remaining counts against the Registrant and its subsidiary. As final orders have not been issued, the opportunity for appeal is not yet available. Trial of the claims of the named Plaintiffs and sixteen individual class members began on January 17, 1995, before a United States Magistrate Judge sitting as a special master. To date the special master has not issued his report and recommendation. The Registrant does not believe that an adverse ruling will have a material adverse affect upon it.

                 (4)      On February 26, 1993, a Complaint was filed by Lois
E. Jenson and Kathleen O'Brien Anderson in the United States District Court, District of Minnesota, Fifth Division, naming the Registrant; its wholly owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and The United Steel Workers of America, Local 6860, Defendants. The Complaint alleges violations of Title VII of the Civil Rights Act of 1964, Title 42, United States Code, Section 2000e et seq., as amended by the Civil Rights Act of 1991, and the Minnesota Human Rights Act, Minnesota Statutes, Section 363.01 et seq. The Plaintiffs seek injunctive relief, back pay, with triple damages, and compensatory and punitive damages in unspecified amounts. This suit is considered by counsel to be superfluous and barred by the doctrine of res judicata due to the fact that these same Plaintiffs filed a related suit in 1988, which was tried in December 1992 and February 1993 and for which a ruling was rendered on May 14, 1993. An answer has been filed to this Complaint. The Registrant does not believe that a decision in favor of plaintiffs would have a material adverse affect upon it.

                 (5) The Registrant and certain of its subsidiaries are involved in various other claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Registrant continues to monitor this situation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

                 No matter was submitted to a vote of the Registrant's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S - K)

                 The executive officers of the Registrant as of March 12, 1996, unless otherwise indicated, were as follows.

        Name                Executive Officers                      Age
--------------------  ----------------------------------            ---

R. Thomas Green, Jr.        Chairman of the Board, President
                            and Chief Executive Officer
                            (since 1992); Executive Vice
                            President (1990-1992); Vice
                            President-Iron Ore Operations
                            (1984-1990); and Director                58

Edward G. Jaicks            Vice President-Marketing (since
                            1992)                                    39

Mark P. Juszli              Vice President-Industrial Sands
                            (since April 26, 1995); General Manager-
                            Industrial Sands (1994-1995)             44

Richard J. Kessler          Vice President-Finance (since 1981),
                            and Development (since February 23,
                            1994); Treasurer (1974-1994)             59

H. William Ruf              Vice President-Administrative and
                            Legal Affairs (since February 23,
                            1994); Vice President-Human Resources
                            (1993-1994); Vice President-Employee
                            Relations (1992-1993); Vice President-
                            Personnel and Industrial Relations
                            (1978-1992)                              61

John L. Selis               Vice President-Iron Ore (since
                            February 23, 1994); Vice President-
                            Iron Ore Operations (1992 to
                            February 23, 1994); Vice President-
                            Administration (1981-1992) and Law
                            (1986-1992)                                59

Stuart H. Theis             Vice President-Marine Transportation
                            (since January 1, 1994); Assistant to
                            the President (December 28, 1992-
                            December 31, 1993)                         53

Timothy J.                  Vice President-Refractories and Minerals
Wojciechowski               (since July 26, 1995)                      40

                 Except as noted above, all executive officers of the Registrant have served in the capacities indicated, respectively, during the past five years. All executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND
          ----------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

The Company's Common Stock, par value $1 per share, as reported by NASDAQ is traded on the Over-The-Counter Market. The following is a summary of the market ranges and dividends declared for each quarterly period in 1995 and 1994 for the Common Stock.



         Quarterly                                                                    Dividends
          Period                  High                      Low                       Declared
         ---------                ----                      ---                       ---------
1995        4th                    $38-3/4                   $34-3/4                      $.30
            3rd                     36-1/2                    33-1/4                       .30
            2nd                     34-1/4                    32                           .30
            1st                     34                        30                           .30

1994        4th                   $31-3/4                    $29-1/4                      $.30
            3rd                    31                         24-3/4                       .30
            2nd                    26-1/2                     24-1/4                       .20
            1st                    26-1/4                     21-3/4                       .20


                                       December 31
                                   ------------------
                                   1995            1994
                                   ----            ----
Market price per share            $37-1/4         $30-1/2

Stockholders of record              503             531

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and Shares in Thousands, Except Per Share Amounts)

                                                                     YEAR ENDED
                                                              1995                   1994
                                                            -------------------------------
OPERATIONS

Net sales and operating revenues                            $189,376               $202,755
Sales commissions, royalties and management fees               4,221                  4,597
                                                            --------               --------
Total revenues                                              $193,597               $207,352
                                                            ========               ========
Income (loss) from continuing operations
   before taxes                                             $ 20,510               $ 20,122
Income taxes (benefit)                                         5,149                  5,231
                                                            --------               --------
Income (loss) from continuing operations                      15,361                 14,891
Discontinued operation(1)
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                15,361                 14,891
Extraordinary provision(2)
Cumulative effects of changes in accounting(3)
                                                            --------               --------
Net income (loss)(4)                                        $ 15,361               $ 14,891
                                                            ========               ========

Depreciation and amortization                               $ 14,438               $ 13,603
Expenditures for properties and equipment                      6,906                  8,813

PER SHARE DATA

Continuing operations                                       $   6.21               $   5.98
Discontinued operation(1)
                                                            --------               --------
Income (loss) before extraordinary provision and
   cumulative effects of changes in accounting                  6.21                   5.98
Extraordinary provision(2)
Cumulative effects of changes in accounting(3)
                                                            --------               --------
Net income (loss)(4)                                        $   6.21               $   5.98
                                                            ========               ========

Dividends                                                   $   1.20               $   1.00
                                                            ========               ========

OTHER STATISTICS

Total assets                                                $254,256               $260,813
Long-term debt                                                43,641                 57,118
Other long-term liabilities                                   71,811                 74,243
Dividends paid                                                 2,968                  2,491
Average shares of Common Stock outstanding                     2,474                  2,491
Shares of Common Stock outstanding at
    year-end                                                   2,466                  2,483

1 The Company's wholly owned subsidiary, Saginaw Mining Company, ceased operation of its Ohio coal mine in 1992. Permanent closure of the mine was funded by a public utility customer, as required by long-term contract.
2 Extraordinary provision (net of income taxes of $5,140,000) relates to the Coal Industry Retiree Health Benefit Act of 1992.

DECEMBER 31

                  1993                              1992                               1991
----------------------------------------------------------------------------------------------
                $159,736                          $148,690                           $144,249
                   3,710                             5,321                              4,594
                --------                          --------                           --------
                $163,446                          $154,011                           $148,843
                ========                          ========                           ========

                $  9,554                          $(49,761)                          $  3,839
                   2,292                           (17,612)                               528
                --------                          --------                           --------
                   7,262                           (32,149)                             3,311
                                                     2,440                              1,816
                --------                          --------                           --------

                   7,262                           (29,709)                             5,127
                                                   ( 9,978)
                                                   (17,006)
                --------                          --------                           --------
                $  7,262                          $(56,693)                          $  5,127
                ========                          ========                           ========

                $ 13,432                          $ 16,165                           $ 15,878
                   2,921                             8,727                              3,506



                $   2.89                          $( 12.79)                          $   1.32
                                                       .97                                .72
                --------                          --------                           --------

                    2.89                           ( 11.82)                              2.04
                                                   (  3.97)
                                                   (  6.77)
                --------                          --------                           --------
                $   2.89                          $( 22.56)                          $   2.04
                ========                          ========                           ========

                $    .80                          $   1.40                           $   1.60
                ========                          ========                           ========


                $259,717                          $263,974                           $291,133
                  69,344                            80,534                             87,937
                  80,642                            85,838                             52,209
                   2,009                             3,518                              4,022
                   2,512                             2,513                              2,514

                   2,504                             2,513                              2,513

3 Cumulative effects of changes in accounting (net of income taxes of $8,762,000) are for postretirement benefits other than pensions and vessel inspection costs.

4 The 1992 net loss includes the effects of asset impairments ($29,444,000) and a loss on the disposal of a business ($2,178,000).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------


FINANCIAL CONDITION


         The Company's operating activities provided cash flow of $25,940,000 in 1995 which improved by over 30% compared to $19,589,000 in 1994. Cash flow from operations was $5,357,000 in 1993. The Company generated income from operations of $20,988,000 in 1995 compared to $18,301,000 in 1994 and
$12,364,000 in 1993. The improvement was primarily from operating profit contributions made by the Company's Marine Transportation and Industrial Sands business segments. Accounts receivable declined in 1995 by $4,354,000 on lower fourth quarter revenues. The Company was limited to its annual contractual allotment of iron ore pellets, while additional pellet tonnage was available for sale in 1994. Harsh weather conditions on the Great Lakes and rivers at the end of 1995 had a significant adverse impact on the Company's Marine Transportation fourth quarter operating results. Accounts receivable in 1994 increased by $3,744,000, compared to 1993, as a result of an extended Marine Transportation sailing season, strong Iron Ore sales to the steel industry and improved fourth quarter sales for Industrial Sands. Accounts payable increased in 1995 by $1,977,000 primarily as a result of pellet tonnage purchased at the end of the year by the Company's Iron Ore business segment and resold on the spot market. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

         Expenditures for property and equipment amounted to $6,906,000 in 1995 compared to $8,813,000 and $2,921,000 in 1994 and 1993, respectively. Capital expenditures include vessel inspection costs of $2,037,000 in 1995, $1,326,000 in 1994 and $364,000 in 1993. Also included in 1994 is $3,204,000 of property and equipment purchased as a part of an $8,000,000 Industrial Sands asset acquisition. Capital expenditures for 1996 are currently expected to be $2,000,000 less than 1995 expenditures, as no vessel inspections are required in 1996.

         In December 1994 the Company amended and restated its loan agreement with various banks to extend its term loan through 2001 and reduce semiannual payments. Under the new loan agreement, term loan balances were consolidated and the Company's revolving credit facility was increased to $40,000,000, of which $15,000,000 is available only for acquisitions. The new agreement will result in cumulative savings of approximately $6,000,000 over the term of the loan. In 1995, the Company elected to pay $5,000,000 at the end of the year on its term loan, in addition to scheduled payments. The Company did not utilize its revolving credit facility throughout 1995. In 1994, the Company repaid $10,000,000 in the second quarter, borrowed on the facility in the prior year, reducing the balance to zero for the remainder of the year. In 1993, the Company had $10,000,000 outstanding on its revolving credit throughout the year, except for a one-month period during the fourth quarter when the balance was reduced to zero. In December 1993 the Company refinanced its Title XI Bonds reducing the fixed interest rate from 9.65% to 5.3%. Long-term debt is further described in Note G to the consolidated financial statements. The Company made Iron Ore investment advances of $2,812,600 in 1995, 1994 and 1993 to fund its proportionate share of Eveleth Mines debt. Eveleth's debt was fully paid in 1995.

         The Company declared and paid dividends on a quarterly basis totaling $1.20 per share in 1995, $1.00 per share in 1994 and $.80 per share in 1993. Dividends paid were $2,968,000 in 1995 compared to $2,491,000 and $2,009,000 in 1994 and 1993, respectively. In the third quarter of 1994 the Company's Board of Directors approved a $.10 per share increase of the quarterly dividend to $.30 per share of Common Stock. The Company purchased 18,250 shares of its Common Stock on the open market for $615,000 in 1995, 20,800 shares for $536,000 in 1994 and 9,000 shares for $189,000 in 1993 and placed these shares in treasury.

         In 1995, the Company sold two Marine Transportation vessels no longer in service and current marketable securities resulting in pretax gains of $2,324,000 and $1,630,000, respectively. The Company also realized a $520,000 pretax gain on the sale of undeveloped clay properties in Tennessee in 1995.
In 1994, the Company sold its Ceredo coal dock business and current marketable securities resulting in pretax gains of $6,518,000 and $1,315,000, respectively. In 1993, the Company sold certain assets of its Licking River Terminal coal dock, generating a $1,326,000 pretax gain, and its unsecured bankruptcy claim against LTV Steel Company, Inc., resulting in a $2,653,000 pretax gain after the retirement of $4,412,000 of long-term receivables. Total proceeds from the sale of these assets were $6,553,000 in 1995, $11,850,000 in 1994 and $8,656,000 in 1993.

         Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1996. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.


RESULTS OF OPERATIONS


         Net sales, operating revenues, sales commissions, royalties and management fees totaled $193,597,000 in 1995 as compared to $207,352,000 and $163,446,000 in 1994 and 1993, respectively. Income from operations of $20,988,000 in 1995 improved by 15% over the $18,301,000 level achieved in 1994. Income from operations in 1994 was 48% greater than income from operations of $12,364,000 in 1993. Income before taxes was $20,510,000 in 1995, compared to $20,122,000 in 1994 and $9,554,000 in 1993. In 1995, net
income was $15,361,000 or $6.21 per share, compared to net income of $14,891,000 or $5.98 per share in 1994 and $7,262,000 or $2.89 per share in
1993.

         Net income, excluding gains and charges, was $12,272,000 or $4.96 per share in 1995, compared to $9,549,000 or $3.83 per share in 1994 and $6,097,000 or $2.43 per share in 1993. In 1995, income before taxes includes gains totaling $4,681,000, primarily from the sale of inactive Marine Transportation vessels and current marketable securities. Income before taxes in 1994 included gains totaling $8,094,000 essentially from the sale of the Company's Ceredo coal dock business and current marketable securities. In 1993, income before taxes included gains totaling $4,117,000 from the sale of assets, a $1,700,000 reserve against doubtful coal customer accounts receivable and a $652,000 charge related to refinancing the Company's Title XI Bonds.

         In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the impairment of Long-Lived Assets to be Disposed Of". This statement, which must be adopted by the Company in 1996, is not expected to have a material effect on the Company's consolidated financial statements. In 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the new standard, effective January 1, 1994, and increased stockholders' equity by $2,972,000. The effect of these statements are further described in Notes A and B to the consolidated financial statements.

         In 1995, the Company reevaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 8% to 7.5% to better reflect market rates. In 1996, the assumed health care cost trend rate will decline by 1% and the ultimate trend rate will decrease by .5% for all retirees. The change in assumptions did not affect 1995 net income and will not have a significant effect on net income in 1996. The weighted-average discount rate, used in determining health care benefits provided under the Coal Industry Retiree Health Benefit Act, was adjusted from 7.75% to 7% and did not have a significant impact on 1995 net income. Postretirement benefits are further described in Note E to the consolidated financial statements.

         The operating results of the Company's business segments for the three years ended December 31, 1995 are discussed below. It is the policy of the Company to allocate a portion of corporate general and administrative expenses to its business segments.


MARINE TRANSPORTATION - Operating revenues of $85,657,000 in 1995 were 4% greater than revenues of $82,153,000 in 1994 and 17% greater than revenues of $73,143,000 in 1993. Operating profit was $12,246,000 in 1995, a 2% decline compared to $12,467,000 in 1994 and a 13% improvement over the 1993 level of $10,791,000. Income before taxes was $11,149,000 in 1995 compared to $8,270,000 and $5,492,000 in 1994 and 1993, respectively. In 1995, the Company sold two inactive vessels resulting in pretax gains totaling $2,324,000. Interest expense declined to $3,422,000 in 1995, compared to $4,283,000 in 1994 and $5,309,000 in 1993, as a result of reductions in outstanding debt and lower interest rates on the Company's long-term debt.

         Operating revenues improved in 1995 for the Company's Great Lakes vessel fleet on a 4% increase in revenue per ton of capacity and a 7% increase in operating days over 1994 levels. Higher revenues in 1994, compared to 1993, resulted from a 20% increase in vessel operating days on an extended sailing season after a delayed start due to severe ice conditions on the Great Lakes. Revenue per ton of capacity in 1994 was comparable to 1993. The 21,486,000 tons hauled by the Company's vessel fleet fell by less than 1% compared to the 21,619,000 record tonnage carried in 1994. The fleet experienced a 14% increase in tonnage carried in 1994 compared to the 1993 level of 19,001,000 tons. Iron ore shipments declined by 4% in 1995, as the Company did not participate in the winter shuttle of iron ore on the Cuyahoga River. In 1995, coal shipments increased by 6%, while limestone shipments declined 2%, compared to 1994. Northern limestone quarries closed earlier than usual due to harsh weather conditions at the end of 1995. Transportation of iron ore in 1994 was comparable to 1993, while coal and limestone shipments increased by 25%.

         The Company operated twelve vessels throughout the 1995 sailing season. In 1994, eleven vessels operated for the whole sailing season and a twelfth vessel sailed at the end of the second quarter for the remainder of the season. Ten vessels sailed for the full sailing season in 1993, while one vessel operated for part of the season. Presently, it appears that the 1996 sailing season will be comparable to 1995 and 1994 operating levels, as the Company's customers continue to project high levels of demand for the transportation of iron ore, coal and limestone.

         High winds and unusually heavy ice conditions on the Great Lakes and rivers at the end of 1995 caused substantial delays and hampered operations resulting in a 2% decline in operating profit compared to 1994. In 1995, delays increased by 68% or 200 operating days, compared to 1994, resulting in an approximate $2,500,000 reduction in operating profit. Operating profit improved in 1994, compared to 1993, due to better business conditions for the Company's customers, favorable weather conditions once the sailing season commenced and lower operating costs. Expenditures for properties and equipment and depreciation and amortization expense increased to $3,125,000 and $8,658,000, respectively, in 1995 as three vessels required their five-year inspections prior to sailing and major improvements were made to one of the Company's vessels. Expenditures for properties and equipment and depreciation expense amounted to $1,397,000 and $8,359,000, respectively, in 1994 as three vessels required their five-year inspections, compared to only one vessel in 1993. Expenditures for properties and equipment and depreciation expense was $364,000 and $8,157,000, respectively, in 1993. None of the Company's vessels are scheduled for a five-year inspection in 1996.


INDUSTRIAL SANDS - Net sales of $40,552,000 in 1995 increased by 41% compared to $28,818,000 in 1994. Net sales in 1994 were 8% greater than the 1993 level of $26,606,000. Operating profit of $7,175,000 in 1995, compared to $2,834,000 in 1994 and $1,827,000 in 1993.  Income before taxes in 1995 was $6,808,000, compared to $2,893,000 in 1994 and $1,846,000 in 1993. Interest expense was $524,000 in 1995 and related to the acquisition of additional sand assets at the end of 1994.

         The substantial improvement shown in net sales and operating profit in 1995 was due to economic vigor in most of the segment's markets and advantages resulting from the $8,000,000 acquisition of additional sand assets near the segment's Texas facility in the fourth quarter of 1994. A record 1,565,000 tons were shipped in 1995 achieving a 20% increase over the 1994 level of 1,308,000 tons. The average selling price of principal products improved by 9% in 1995 compared to 1994. This improvement was a result of very favorable product mix as well as price increases in most markets served. Operating results of the segment's California and Ohio operations improved significantly over 1994 results as demand for construction related products increased. In addition, the benefits of streamlining management at the end of 1994, as described below, were more fully realized in 1995.

         Net sales and operating profit improved in 1994 on a 3% increase in tonnage shipped and a 5% increase in average sales price per ton compared to 1993 levels. The largest tonnage gains were in frac sand sold in the oil and gas service markets and specialty bulk and strip sand sold in the construction materials and recreational markets. Frac sand sales were especially strong in the fourth quarter of 1994 with the acquisition described above. Glass and pulverized sand sales in 1994 were comparable to 1993, while foundry sand sales improved during the second half of 1994. Customers in the glass sand market operated at reduced production capacities throughout most of 1994. Reduced operating costs and a higher utilization of production capacity in the fourth quarter also added to 1994 operating profit. Steps to streamline the segment's management processes were implemented during the fourth quarter of 1994 which reduced overhead costs and accelerated productivity gains. Certain overlapping support functions were consolidated in Cleveland, Ohio, while responsibility for operating decisions was moved to the production sites.

         Expenditures for property and equipment of $2,360,000 in 1995 compared to $4,622,000 in 1993 and $2,055,000 in 1993. In 1994, $3,204,000 of the
expenditures relate to property and equipment included in the acquisition of assets described above. Depreciation and amortization expense of $2,550,000 in 1995, which reflects a full year of the acquisition at the end of 1994, compared to $2,149,000 in 1994 and $2,055,000 in 1993.


IRON ORE - Net sales, royalties and management fees totaled $30,445,000 in 1995, compared to $54,656,000 and $23,634,000 in 1994 and 1993, respectively.
Operating profit was $5,829,000 in 1995, compared to $6,866,000 in 1994 and $4,031,000 in 1993. Income before taxes was $5,814,000 in 1995, compared to $6,524,000 in 1994 and $3,405,000 in 1993. The Company's proportionate share of Eveleth Mines interest expense declined to $55,000 in 1995, compared to $360,000 in 1994 and $630,000 in 1993, as a result of reductions in Eveleth's debt which was fully paid in the second quarter of 1995.

         The Eveleth Mines Agreements ("Agreements") require Eveleth to operate at full capacity with the owners sharing fixed and variable costs, as defined, in proportion to their respective interest. Under the Agreements, the Company has a life-of-mine take-or-pay annual obligation for approximately 1,100,000 tons of iron ore pellet production. The Agreements were amended effective January 1, 1991 through December 31, 1996 ("1991 Amendment") to provide, among other things, that Eveleth may be operated at less than full capacity, allow each owner to take iron ore pellet production at more or less than its ownership interest and require each owner to fund its adjusted ownership share of firm contractual cash commitments ("fixed costs") and variable costs based on pellet tonnage taken. The Company's share of Eveleth's annual pellet production is 775,000 tons through 1996. However, the Company is obligated under the take-or-pay provisions of the Agreements to fund its share of fixed costs whether or not it takes its full share of production. The Company cannot predict if the Agreements will be modified again.

         Unlike the other owners of Eveleth, who are in the business of producing steel, the Company must sell its share of pellets. The Company sells approximately half of its pellets to other Eveleth owners under long-term sales agreements, while the remainder must be sold on the spot market. In 1992, based on Eveleth's high costs, depressed pellet sale prices and the Company's inability to sell any pellets on the spot market in 1992 and 1991, a $14,000,000 take-or-pay liability was recorded for the Company's share of Eveleth's fixed costs under the take-or-pay provisions of the Agreements.
This action anticipated that there would be no gain or loss on the sale of the pellets. The take-or-pay liability was intended to be credited to cost of sales ratably over the period of 1993 through 1996. This liability has been credited to cost of sales as follows: $3,500,000 in 1995, $2,300,000 in 1994 and $3,500,000 in 1993. The Company expects to credit the remaining $4,700,000 liability to cost of sales in 1996.

         Eveleth Mines produced nearly 5,300,000 tons of iron ore pellets in 1995, compared to 5,000,000 tons in 1994 and 3,100,000 tons in 1993. In 1995, the Company sold just above its full contractual allotment of 775,000 tons of iron ore pellets in a market motivated by strong demand from the steel industry. The decline in sales volume in 1995 was partially offset by an 18% increase in the average selling price per ton. Selling prices increased in 1995 for both long-term contract and spot market customers. The Company's iron ore pellet sales and related cost of sales and tons sold are further described in Note F to the consolidated financial statements.

          Revenues and operating profit increased in 1994, compared to 1993, with strong sales to the steel industry. In 1994, one of Eveleth's owner's elected not to take its full take-or-pay share of Eveleth's iron ore pellets and instead paid its share of fixed costs. The Company elected to take and sell approximately 1,139,000 of this owner's tons for which the Company had to pay only variable costs. This additional tonnage increased gross profit on pellet sales by approximately $4,000,000 in 1994. Due to the unusual availability of low cost pellets in 1994, the planned $3,500,000 take-or-pay credit was reduced to $2,300,000 in 1994. The improvement in 1994 was partially offset by a 10% decline in the average selling price per ton. Spot market selling prices increased in 1994, while prices declined for long-term contract customers. Increased production, resulting in higher royalties, and reduced costs also contributed to the improvements in 1994.

         Under separate agreements with the Eveleth owners, the Company was paid management fees for its role as Eveleth Mines manager. Net management fees were $1,164,000 in 1995, $864,000 in 1994 and $1,150,000 in 1993.
Depreciation and amortization expense was $1,005,000 in 1995, compared to $886,000 and $1,086,000 in 1994 and 1993, respectively. There were no expenditures for properties and equipment in 1995 or 1993. Capital expenditures in 1994 related to equipment purchased and leased back to Eveleth Mines for use in the mining process.

         The Company notified the other owners of Eveleth Mines at the end of 1995 of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. In recent years, the interests of the other owners have differed and have made it increasingly difficult for the Company to adequately represent all owners as manager. The Company presently intends to continue as an owner of Eveleth and to receive its contractual allotment of iron ore pellets for resale. All owners have presently claimed their share of Eveleth production for 1996. Therefore, the Company's 1996 sales volume for its Iron Ore segment is anticipated to be comparable to the 1995 level.

         After 1996 the Agreements may be terminated by the owners on eleven months notice; or the owners may choose to share costs pro rata or on the basis of temporary arrangements that were used following expansion of the Eveleth facilities prior to 1981 ("rollback"). These arrangements are different than the cost sharing arrangements followed under the 1991 Amendment. In 1996, one of the other Eveleth owners gave notice of rollback, which is being contested by the Company. The owners continue to discuss what the potential cost sharing structure, operation and ownership of Eveleth Mines could be after 1996. However, no agreements have been reached regarding modification of the Agreements or potential restructuring of the ownership of Eveleth Mines. Until an agreement has been reached, it is not possible to predict how these events may affect the Company.


REFRACTORIES & MINERALS - Net sales of $36,844,000 in 1995 were 7% less than 1994 sales of $39,502,000. Net sales in 1994 were 10% greater than sales of $35,756,000 in 1993. Operating profit was $24,000 in 1995, compared to $1,074,000 and $2,809,000 in 1994 and 1993, respectively. Operating profit in 1995 includes a $613,000 loss on the shutdown and consolidation of manufacturing facilities for the segment's hot top product line. A loss before taxes of $189,000 in 1995 compared to income before taxes of $952,000 and $2,608,000 in 1994 and 1993, respectively. Interest expense of $213,000 in 1995 compared to $195,000 in 1994 and $201,000 in 1993.

         In the third quarter of 1995 the Company made a change in the management of this business segment. As a result of this change, all product lines are under review to determine if they can meet the established strategic goals of this segment and the Company. Net sales and operating profit for this business segment, which did not meet management's expectations in 1995, are discussed by product line in the paragraphs that follow.

         Although sales of metallurgical treatment products declined by 5% in 1995, operating profit, prior to selling, general and administrative expenses, improved by more than 80% compared to 1994. Stronger cost controls and diversification of this product line contributed to the improvement in 1995. Strong demand for this product line and escalation in the price of aluminum, a key component in several products, resulted in a 24% increase in 1994 metallurgical treatment sales, compared to 1993. Operating profit, prior to selling, general and administrative expenses, declined by 20% compared to 1993. The Company's Warren, Ohio facility, which manufactures metallurgical treatment products, incurred higher production, maintenance and nonrecurring inventory costs in 1994 as it operated near full capacity.

         As anticipated, ingot hot top product sales declined by 7% in 1995, compared to 1994. Operating profit, prior to selling, general and administrative expenses and the loss on consolidation of facilities described above, declined by 20% in 1995. The Company is one of the few remaining ingot product suppliers in a declining market, as steel producers continue to shift to the continuous casting process. In addition to the decline in volume, raw material cost increases also affected profitability of this product line in 1995. Manufacturing efficiencies will continue to be evaluated in 1996 to determine if further action is warranted or if the segment's hot top facilities can be utilized to manufacture other products. Sales of ingot hot top products increased 2% in 1994, while operating profit, prior to selling, general and administrative expenses, declined by 11% compared to 1993.

         Refractory shapes and tundish coatings product sales declined by 6% in 1995, compared to 1994. Operating profit, prior to selling, general and administrative expenses, also declined to a break-even level in 1995. The Company continued to encounter stiff market competition in both product lines. Uncertainties in Mexico also impacted tundish coating sales and significant variable cost increases were incurred in the manufacture of refractory shape products in 1995. In 1994, refractory shapes and tundish coatings product sales increased by 3%, compared to 1993. Operating profit for both product lines, prior to selling, general and administrative expenses, was comparable to 1993. Intense competition prevented the Company from making anticipated market entry into the tundish coatings and refractory shapes sector of the steel industry in 1994.

         Fluorspar net sales and operating profit declined by over $900,000 and $166,000, respectively, in 1994, compared to 1993, as the Company exited the fluorspar business.

         Selling, general and administrative expenses and research and development costs declined by 3% in 1995, compared to 1994. These similar costs increased by almost 10% in 1994, compared to 1993, with the Company's effort to increase market share, customer base and product diversification.

         Expenditures for property and equipment were $938,000 in 1995, compared to $1,225,000 in 1994 and $1,202,000 in 1993. Depreciation and amortization expense was $2,004,000 in 1995, compared to $1,913,000 in 1994 and $1,657,000 in 1993. The increase in depreciation in 1995 and 1994, compared to 1993, relates to equipment placed in service for the application of tundish coatings at the beginning of 1994.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.




                                                               ERNST & YOUNG LLP


Cleveland, Ohio
February 29, 1996

RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS



Management is responsible for the financial and operating information contained in the Annual Report, including the consolidated financial staements covered by the Report of Independent Auditors. These statements were prepared in conformity with generally accepted accounting principles and include amounts based on estimates and judgments of management.

The Company seeks to assure the integrity and objectivity of the data in the financial statements through a system of internal controls. These controls are designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements. Independent auditors, Ernst & Young LLP, are engaged to render an independent opinion on the Company's financial statements. Their opinion, which appears herein, is based on an audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards which includes a review of internal controls to the extent Ernst & Young LLP deems necessary.

The Company's Board of Directors, through its Audit Committee which is composed of four outside directors, reviews the Company's financial reports and accounting and auditing practices. It meets periodically with the independent auditors and management in this connection.

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                             December 31
                                                     1995                    1994
                                             --------------------------------------------
ASSETS

CURRENT ASSETS

    Cash and cash equivalents                   $ 22,660,436            $ 17,720,419
    Marketable securities                          3,555,550               5,772,650
    Accounts receivable, less reserves for
        doubtful accounts of $511,000 in
        1995 and $440,000 in 1994                  27,681,413             32,035,408
    Inventories
        Raw materials and finished products        3,456,857               3,846,094
        Operating supplies                         2,311,529               2,261,747
                                                 ------------          ------------
                                                   5,768,386               6,107,841

    Deferred income taxes                          3,033,075               2,213,246
    Prepaid insurance and other expenses           1,775,417               2,237,793
                                                 ------------          ------------
        TOTAL CURRENT ASSETS                       64,474,277             66,087,357

INVESTMENTS                                        10,519,241             10,563,835

PROPERTIES AND EQUIPMENT
    Marine Transportation                         222,613,738            234,867,117
    Iron Ore                                        1,305,258              1,305,258
    Refractories & Minerals                        18,224,745             17,330,863
    Industrial Sands                               53,801,897             52,467,527
    Other                                           8,883,339              8,872,597
                                                 ------------          ------------
                                                  304,828,977            314,843,362

    Less allowances for depreciation
        and amortization                          153,235,099            156,886,610
                                                 ------------          ------------
                                                  151,593,878            157,956,752


PREPAID PENSION COSTS AND OTHER ASSETS             27,668,477            26,205,459
                                                 ------------          ------------

        TOTAL ASSETS                             $254,255,873          $260,813,403
                                                 ============          ============

                                                                                           December 31
                                                                               1995                           1994
                                                                          --------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Current portion of long-term debt                                     $  8,476,450                   $  8,476,450
    Accounts payable                                                         6,546,012                      4,569,067
    Payrolls and other accrued compensation                                  7,283,660                      7,057,615
    Accrued expenses                                                        14,219,918                     16,013,208
    Income taxes                                                             1,311,849                      2,270,951
    Iron Ore impairment obligations                                          4,699,996                      6,312,600
                                                                          ------------                   ------------
                  TOTAL CURRENT LIABILITIES                                 42,537,885                     44,699,891

LONG-TERM DEBT, less current portion                                        43,641,125                     57,117,575
POSTRETIREMENT BENEFITS OBLIGATION                                          31,559,405                     31,071,022
OTHER LONG-TERM LIABILITIES                                                 19,922,291                     24,019,063
DEFERRED INCOME TAXES                                                       20,329,760                     19,152,931

STOCKHOLDERS' EQUITY
    Preferred Stock, without par value - authorized
        5,000,000 shares; none issued                                              -0-                            -0-
    Common Stock, par value $1.00 per share - authorized
        10,000,000 shares; issued 3,626,666 shares                           3,626,666                      3,626,666
    Additional capital                                                       9,078,611                      9,035,841
    Unrealized gains                                                         1,468,476                      2,278,273
    Retained earnings                                                      113,566,048                    101,173,484
                                                                          ------------                   ------------
                                                                           127,739,801                    116,114,264

    Treasury Stock, at cost - 1,160,790 and
        1,143,540 shares at respective dates                               (29,806,819)                   (29,217,318)

    Unallocated Employee Stock Ownership
        Plan shares                                                        ( 1,667,575)                   ( 2,144,025)
                                                                          ------------                   ------------

                                                                            96,265,407                     84,752,921
                                                                          ------------                   ------------

                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                  $254,255,873                   $260,813,403
                                                                          ============                   ============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                     Year Ended December 31
                                                                      1995                    1994                     1993
                                                               -------------------------------------------------------------------
REVENUES
    Net sales and operating revenues                              $189,375,595          $202,754,512              $159,736,471
    Sales commissions, royalties and
       management fees                                               4,221,272             4,597,517                 3,709,687
                                                                  ------------          ------------              ------------
                                                                   193,596,867           207,352,029               163,446,158

COSTS AND EXPENSES
    Cost of goods sold and operating expenses                      155,726,578           172,453,991               133,335,772
    General, administrative and selling expenses                    15,949,541            16,295,454                15,854,049
    Reserve for doubtful accounts                                      320,305               301,652                 1,892,419
    Loss on shutdown and consolidation of facilities                   612,656
                                                                  ------------          ------------              ------------
                                                                   172,609,080           189,051,097               151,082,240
                                                                  ------------          ------------              ------------

INCOME FROM OPERATIONS                                              20,987,787            18,300,932                12,363,918

    Gain on sale of assets                                           4,681,213             8,093,805                 4,116,906
    Interest, dividends and other income                             2,281,115             1,387,443                 1,184,208
    Interest expense                                                (4,359,804)           (5,992,018)               (7,554,878)
    Other expense                                                   (3,080,321)           (1,668,327)               (  556,119)
                                                                  ------------          ------------              ------------

INCOME BEFORE TAXES                                                 20,509,990            20,121,835                 9,554,035

INCOME TAXES
    Current                                                          4,376,000             4,825,000                   233,000
    Deferred                                                           773,000               406,000                 2,059,000
                                                                  ------------          ------------              ------------
                                                                     5,149,000             5,231,000                 2,292,000
                                                                  ------------          ------------              ------------

NET INCOME                                                        $ 15,360,990          $ 14,890,835              $  7,262,035
                                                                  ============          ============              ============

NET INCOME PER SHARE                                              $       6.21          $       5.98              $       2.89
                                                                  ============          ============              ============





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                   Year Ended December 31
                                                                     1995                  1994                    1993
                                                               -------------------------------------------------------------------
OPERATING ACTIVITIES
     Net income                                                  $15,360,990           $ 14,890,835           $  7,262,035
     Adjustments to reconcile net income
        to net cash provided by operating activities:
         Depreciation and amortization                            14,437,878             13,603,183             13,431,957
         Deferred income taxes                                       773,000                170,517                447,200
         Gain on sale of assets                                  ( 4,681,213)           ( 8,094,005)           ( 4,116,906)
         Loss on shutdown and consolidation of facilities            612,656
         Prepaid pension costs and other assets                  ( 2,450,918)           ( 1,919,098)           ( 2,147,271)
         Decrease (increase) in accounts
           receivable                                              4,353,995            ( 3,744,102)           ( 8,981,222)
         Decrease (increase) in inventories                          339,455                396,592            (   902,301)
         Increase (decrease) in accounts payable                   1,976,945                533,938            (   492,806)
         Other operating activities                              ( 4,783,180)             3,751,390                856,188
                                                                 -----------           ------------           ------------
       NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                      25,939,608             19,589,250              5,356,874

INVESTING ACTIVITIES
     Purchase of properties and equipment                        ( 6,905,775)           ( 5,609,103)           ( 2,921,175)
     Proceeds from sale of assets                                  6,552,562             11,849,592              8,656,012
     Iron Ore and other investments                              ( 3,086,411)           ( 2,885,830)           ( 2,829,389)
     Acquisition of assets                                                              ( 8,000,000)
                                                                 -----------           ------------           ------------

       NET CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                                     ( 3,439,624)           ( 4,645,341)             2,905,448

FINANCING ACTIVITIES
     Payments on long-term debt                                  (13,976,450)           (24,189,664)           (18,152,879)
     Additional long-term debt                                                            8,750,000             10,000,000
     Payments of dividends                                       ( 2,968,426)           ( 2,491,266)           ( 2,009,481)
     Purchase of Treasury Stock                                  (   615,091)           (   535,624)           (   189,240)
                                                                 -----------           ------------           ------------

       NET CASH USED FOR FINANCING ACTIVITIES                    (17,559,967)           (18,466,554)           (10,351,600)
                                                                 -----------           ------------           ------------

Increase (decrease) in cash and cash
     equivalents                                                   4,940,017            ( 3,522,645)           ( 2,089,278)

Cash and cash equivalents, January 1                              17,720,419             21,243,064             23,332,342
                                                                 -----------           ------------           ------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                           $22,660,436           $ 17,720,419           $ 21,243,064
                                                                 ===========           ============           ============





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES


                                                                                                                     COMMON
                                   COMMON               ADDITIONAL           UNREALIZED          RETAINED           STOCK IN
                                    STOCK                CAPITAL               GAINS             EARNINGS           TREASURY
                                  ---------            -----------          ------------         --------           --------
Balance,
 January 1, 1993                 3,626,666             8,946,541                                83,521,361        (28,492,454)

Net Income                                                                                       7,262,035
Dividends
 $.80 per share                                                                                ( 2,009,481)
Tax benefit of unallocated
 shares in ESOP                                           41,502
Purchase of Treasury
 Stock                                                                                                            (   189,240)
Allocated ESOP shares
                                ----------            ----------                              ------------       ------------

Balance,
 December 31, 1993               3,626,666             8,988,043                                88,773,915        (28,681,694)

Adjustment for change
 in accounting                                                              $2,971,792
Net Income                                                                                      14,890,835
Dividends
 $1.00 per share                                                                               ( 2,491,266)
Change in unrealized gains                                                    (693,519)
Tax benefit of unallocated
 shares in ESOP                                           47,798
Purchase of Treasury
 Stock                                                                                                            (   535,624)
Allocated ESOP shares
                                ----------            ----------            ----------        ------------       ------------

Balance,
 December 31, 1994               3,626,666             9,035,841             2,278,273         101,173,484        (29,217,318)

Net Income                                                                                      15,360,990
Dividends
 $1.20 per share                                                                               ( 2,968,426)
Change in unrealized gains                                                    (809,797)
Tax benefit of unallocated
 shares in ESOP                                           35,360
Issuance of Treasury Stock
 for director stock plan                                   7,410                                                       25,590
Purchase of Treasury
 Stock                                                                                                            (   615,091)
Allocated ESOP shares
                                ----------            ----------            ----------        ------------       ------------

Balance,
 December 31, 1995              $3,626,666            $9,078,611            $1,468,476        $113,566,048       $(29,806,819)
                                ==========            ==========            ==========        ============       ============

                                         UNALLOCATED
                                       EMPLOYEE STOCK         TOTAL
                                         OWNERSHIP         STOCKHOLDERS'
                                         PLAN SHARES          EQUITY
                                       --------------------------------
Balance,
 January 1, 1993                        (3,736,568)          63,865,546

Net Income                                                    7,262,035
Dividends
 $.80 per share                                             ( 2,009,481)
Tax benefit of unallocated
 shares in ESOP                                                  41,502
Purchase of Treasury
 Stock                                                      (   189,240)
Allocated ESOP shares                      902,878              902,878
                                       -----------         ------------

Balance,
 December 31, 1993                      (2,833,690)          69,873,240

Adjustment for change
 in accounting                                                2,971,792
Net Income                                                   14,890,835
Dividends
 $1.00 per share                                            ( 2,491,266)
Change in unrealized gains                                  (   693,519)
Tax benefit of unallocated
 shares in ESOP                                                  47,798
Purchase of Treasury
 Stock                                                      (   535,624)
Allocated ESOP shares                      689,665              689,665
                                       -----------         ------------

Balance,
 December 31, 1994                      (2,144,025)          84,752,921

Net Income                                                   15,360,990
Dividends
 $1.20 per share                                            ( 2,968,426)
Change in unrealized gains                                  (   809,797)
Tax benefit of unallocated
 shares in ESOP                                                  35,360
Issuance of Treasury Stock
 for director stock plan                                         33,000
Purchase of Treasury
 Stock                                                      (   615,091)
Allocated ESOP shares                      476,450              476,450
                                       -----------         ------------

Balance,
 December 31, 1995                     $(1,667,575)        $ 96,265,407
                                       ===========         ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
December 31, 1995, 1994 and 1993


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

MARKETABLE SECURITIES: Available-for-sale securities are carried at fair value, based on quoted market prices, and are reported as a current asset in the consolidated balance sheet. Realized gains and losses on the sale of such securities are based on average cost.

INVESTMENTS: The Company holds a long-term investment in Eveleth Mines ("Eveleth") through a 15 percent interest in Eveleth Taconite Company and a
20.5 percent interest in Eveleth Expansion Company.

PROPERTIES AND EQUIPMENT:  Properties and equipment are carried at cost.

DEPRECIATION AND AMORTIZATION: The Company provides depreciation on the straight-line method over the assets estimated useful lives which range from 3 to 50 years. The amortization of advances to Eveleth equivalent to the Company's share of depreciation of the underlying plant is computed on the units-of-production method adjusted for levels of operation. Such adjustment provides for a minimum of 75% of depreciation calculated on a straight-line basis.

NET INCOME PER SHARE: Net income per share of Common Stock is based on the average number of shares outstanding.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company's consolidated financial statements and accompanying notes. Actual results could differ from those estimates and assumptions.

ACCOUNTING CHANGES: In 1993, the Financial Accounting Standards Board issued Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted the provisions of the standard, effective January 1, 1994, and increased stockholders' equity by $2,971,792 (net of income taxes of $1,531,000) to reflect unrealized gains on available-for-sale securities.

In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". The new standard requires that, under certain circumstances, long-lived assets be reviewed for impairment and any applicable loss be recognized. This statement, which must be adopted by the Company in 1996, is not expected to have a material effect on the consolidated financial statements.

Certain amounts in prior years have been reclassified to conform with the 1995 consolidated financial statement presentation.


NOTE B - MARKETABLE SECURITIES


The fair value of current available-for-sale securities is $3,555,550 at December 31, 1995 and includes unrealized gains of $2,225,476 based on a cost of $1,330,074. The Company realized gains of $1,630,000 from proceeds of $2,621,000 on the sale of such securities for the year ended December 31, 1995.

The fair value of current available-for-sale securities was $5,772,650 at December 31, 1994 and included unrealized gains of $3,451,273 based on a cost of $2,321,377. The Company realized gains of $1,315,000 from proceeds of $2,166,000 on the sale of such securities for the year ended December 31, 1994.

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

NOTE D - INCOME TAXES


Total income tax expense differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                                      1995               1994               1993
                                                                   ------------------------------------------------
Computed income tax expense
   at statutory rate                                                $ 7,179            $ 6,854            $ 3,248

Tax differences due to:
   Percentage depletion                                              (1,479)            (1,270)              (751)
   State and local income taxes                                          53                 40               ( 22)
   Other                                                             (  614)            (  393)              (183)
                                                                     --------           --------           --------

Total income tax expense                                            $ 5,139            $ 5,231            $ 2,292
                                                                     =======            =======            =======


The Company made income tax payments of $6,270,000, $3,103,000 and $40,000 during 1995, 1994 and 1993, respectively. The Company received income tax refunds of $32,000, $1,652,000 and $222,000 during those same periods.

Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                                  December 31
                                                                           1995                     1994
                                                                       ------------------------------------
Deferred tax liabilities:
     Tax in excess of book depreciation                                  $(42,039)                  $(42,204)
     Pension benefits                                                    (  5,501)                  (  4,837)
     Other                                                               (  4,130)                  (  5,134)
                                                                          --------                   --------

        Total deferred tax liabilities                                    (51,670)                   (52,175)


Deferred tax assets:
     Asset impairments                                                     10,759                     13,582
     Postretirement health care and life
         insurance                                                         10,366                      9,993
     Coal Act liability                                                     4,726                      4,664
     Other                                                                  8,522                      6,996
                                                                         ---------                  ---------

        Total deferred tax assets                                          34,373                     35,235
                                                                          --------                   --------

        Net deferred tax liabilities                                     $(17,297)                  $(16,940)
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

A summary of the components of the net periodic pension credit for defined benefit plans follows (in thousands):

                                                          1995                       1994                   1993
                                                       -------------------------------------------------------------
Service cost-benefits earned
   during the period                                     $ 1,373                   $ 1,417                $ 1,261
Interest cost on projected
   benefit obligation                                      4,823                     4,550                  4,644
Actual return on plan assets                             (18,288)                      531                 (7,558)
Net amortization and deferral                             10,949                    (8,417)                (  575)
                                                         --------                  --------               --------

Net pension credit                                       $(1,143)                  $(1,919)               $(2,228)
                                                          =======                   =======                =======


Assumptions used in the accounting for defined benefit plans were:

                                                                     1995                1994              1993
                                                                -------------------------------------------------
Weighted-average discount rate                                       7.5%                  8%              7.25%
Rate of increase in compensation levels                                4%                  4%                 4%
Expected long-term rate of return on assets                            9%                  9%               9.5%

The following table sets forth the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans (in thousands):

                                                                            December 31
                                                              1995                                  1994
                                                          --------------------------------------------------
Actuarial present value of
   benefit obligations
     Vested benefit obligation                               $(59,589)                            $(55,736)
                                                             ========                             ========
     Accumulated benefit
        obligation                                           $(63,348)                            $(59,930)
                                                             ========                             ========
     Projected benefit
        obligation                                           $(68,069)                            $(63,854)
Plan assets at fair value                                      94,730                               80,215
                                                             ---------                            ---------
Plan assets in excess of
   projected benefit obligation                                26,661                               16,361

Unrecognized net (gain) loss                                  ( 8,125)                               1,306
Unrecognized prior service cost                                 3,895                                4,156
Unrecognized initial net assets                               ( 5,114)                            (  6,005)
                                                             ---------                           ----------

Prepaid pension costs recognized                             $ 17,317                             $ 15,818
                                                              ========                             ========

Plan assets consist primarily of debt and equity securities.

Defined contribution plans are maintained for certain employees and Company contributions are based on specified percentages of employee contributions, except for the ESOP. The expense for these plans was $932,000, $1,160,000 and $1,434,000 for 1995, 1994 and 1993, respectively. The Company also pays into certain defined benefit multi-employer plans under various union agreements which provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,827,000, $1,703,000 and $1,348,000 for 1995, 1994 and 1993, respectively.

In addition to providing pension benefits, the Company provides health care and life insurance benefits for certain retired employees. Substantially, all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred.

Components of the Company's net periodic postretirement benefits cost are as follows
(in thousands):

                                                     1995                     1994                    1993
                                               -------------------------------------------------------------
Service cost                                       $   519                   $  599                  $  826
Interest cost                                        1,635                    1,730                   2,228
Actual return on plan assets                            (2)                      -0-                     -0-
Net amortization                                      (621)                    (552)                    (13)
                                                    -------                  ------                  ------
Net periodic postretirement
   benefits cost                                    $1,531                   $1,777                  $3,041
                                                    =======                  ======                  ======


Components of the Company's postretirement benefits obligation are as follows (in thousands):

                                                                                  December 31
                                                                       1995                             1994
                                                                    --------------------------------------------
Actuarial present value of
   benefit obligations

   Retirees                                                          $(13,634)                         $(14,019)
   Fully eligible active plan participants                            ( 2,780)                          ( 2,261)
   Other active plan participants                                     ( 6,186)                          ( 7,535)
                                                                      --------                          --------
Accumulated postretirement benefits obligation                        (22,600)                          (23,815)
Plan assets at fair value                                                 137                               -0-
                                                                      --------                          --------
Accumulated postretirement benefits obligation
   in excess of plan assets                                           (22,463)                          (23,815)

Unrecognized prior service credit                                     ( 1,927)                          ( 2,120)
Unrecognized net gain                                                 ( 7,169)                          ( 5,136)
                                                                      --------                         ---------

Postretirement benefits obligation recognized                        $(31,559)                         $(31,071)
                                                                      ========                          ========


The weighted-average discount rate used in determining the accumulated postretirement benefits obligation was 7.5% and 8% at December 31, 1995 and 1994, respectively.

The weighted-average annual assumed rate of increase in the health care cost trend rate for 1996 is 7.25% (8.25% in 1995) for retirees age 65 and over and 9.75% (10.75% in 1995) for retirees under age 65, and both are assumed to decrease gradually to 5.25% in 2000 and 2005, respectively (5.75% in 1995) and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation as of December 31, 1995 by approximately $3,157,000 and the aggregate of the service and interest cost components of the net periodic postretirement benefits cost for 1995 by approximately $350,000.

In 1992, the Coal Industry Retiree Health Benefit Act was enacted. This legislation requires companies that mine coal or previously mined coal to assume certain health care benefit obligations for retired coal miners and their dependents. Some of these coal miners never worked for the companies or have had no relationship with the companies for decades. Components of the Company's net periodic postretirement benefits cost under the Coal Act, are as follows (in thousands):

                                                  1995                 1994                1993
                                                ---------            --------            -------
     Interest cost                              $1,033               $1,006              $1,270
     Actuarial net gain                            (82)                (727)             (1,689)
                                                -------              -------             -------
     Net periodic postretirement
      benefit cost (credit)                     $  951               $  279              $ (419)
                                                =======               ======              ======


The Company's accumulated postretirement benefits obligation, related to retirees and their dependents under the Coal Act, recognized was $13,901,000 and $13,718,000 at December 31, 1995 and 1994, respectively. Other long-term liabilities include $12,951,000 and $13,046,000 in 1995 and 1994, respectively, related to the Company's obligation under the Coal Act.

The weighted-average discount rate used in determining the accumulated postretirement benefits obligation was 7% and 7.75% at December 31, 1995 and 1994, respectively.

The weighted-average annual assumed rate of increase in the health care cost trend rate for 1996 and 1995 is 6%. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation at December 31, 1995 by approximately $1,881,000 and the interest cost component of the net periodic postretirement benefits cost by approximately $132,000.

NOTE F - COMMITMENTS AND CONTINGENCIES


The Company leases buildings, equipment and certain vessels in its Marine Transportation fleet. In general, these operating leases are renewable or contain purchase options at the end of the lease term. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $5,139,000, $5,067,000 and $5,162,000 in 1995, 1994 and 1993, respectively.

Future minimum payments at December 31, 1995, under noncancelable operating leases, primarily vessel charters, are $4,453,000 in 1996, $4,323,000 in 1997, $4,231,000 in 1998, $1,931,000 in 1999, $666,000 in 2000 and $1,342,000
thereafter.

The Eveleth Mines Agreements ("Agreements") require Eveleth to operate at full capacity with the owners sharing fixed and variable costs, as defined, in proportion to their respective interest. Under the Agreements, the Company has a life-of-mine take-or-pay annual obligation for approximately 1,100,000 tons of iron ore pellet production. The Agreements were amended effective January 1, 1991 through December 31, 1996 ("1991 Amendment") to provide that Eveleth may be operated at less than full capacity, allow each owner to take iron ore pellet production at more or less than its ownership interest and require each owner to fund its adjusted ownership share of firm contractual cash commitments ("fixed costs") and variable costs based on pellet tonnage taken. The Company's share of Eveleth's annual pellet production is 775,000 tons through 1996. However, the Company is obligated under the take-or-pay provisions of the Agreements to fund its share of fixed costs whether or not it takes its full share of production. The Company cannot predict if the Agreements will be modified again.

The Company sells approximately half of its pellets to other Eveleth owners under long-term sales agreements, while the remainder must be sold on the spot market. In 1992, based on Eveleth's high costs, depressed pellet sales prices and the Company's inability to sell any pellets on the spot market in 1992 and 1991, a $14,000,000 take-or-pay liability was recorded for the Company's share of Eveleth's fixed costs under the take-or-pay provisions of the Agreements. This action anticipated that there would be no gain or loss on the sale of the pellets. The take-or-pay liability was intended to be credited to cost of sales ratably over the period of 1993 through 1996. This liability has been credited to cost of sales as follows: $3,500,000 in 1995, $2,300,000 in 1994 and $3,500,000 in 1993. The Company expects to credit the remaining $4,700,000 to cost of sales in 1996.

The Company's iron ore pellet sales and related cost of sales and tons sold were as follows (in thousands):

                                                              1995                  1994                 1993
                                                              -----                 -----                -----
        Iron ore pellet sales                               $ 24,892             $ 50,624             $ 20,477
        Cost of sales:
          Cost of sales                                       26,303               49,266               22,583
          Credit through reduction
          of take-or-pay liability                            (3,500)              (2,300)              (3,500)
                                                            --------             --------             --------
        Adjusted cost of sales                                22,803               46,966               19,083
                                                             -------              -------              -------

        Gross profit on pellet sales                        $  2,089             $  3,658             $  1,394
                                                            ========             ========             ========

        Tons sold                                                800                1,918                  700


In 1994, one of Eveleth's owner's elected not to take its full take-or-pay share of Eveleth's pellets and instead paid its share of defined fixed costs. The Company elected to take and sell approximately 1,139,000 of this owner's tons for which the Company had to pay only variable costs. This additional tonnage increased gross profit on pellet sales by approximately $4,000,000 in 1994. Due to the unusual availability of low cost pellets in 1994, the planned $3,500,000 take-or-pay credit was reduced to $2,300,000 in 1994.

Under separate agreements with the Eveleth owners, the Company was paid management fees for its role as Eveleth Mines manager. Net management fees were $1,164,000 in 1995, $864,000 in 1994 and $1,150,000 in 1993.

Accrued expenses include $4,939,000 and $5,897,000 payable in 1995 and 1994, respectively, for Eveleth's working capital requirements.

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1995 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

NOTE G - LONG-TERM DEBT


Long-term debt is as follows (in thousands):

                                                                                   December 31
                                                                          1995                         1994
                                                                      -----------------------------------------
Title XI Ship Financing Bonds
     Fixed rate, 5.3%                                                   $13,700                       $16,200

Term Loan, Variable rate, 6.31%                                          36,750                        47,250

Guaranteed ESOP Loans
     Variable rate, 5.40%, and                                              617                           794
     Fixed rate, 8.88%,
        due in equal quarterly installments
        through May 31, 1999                                              1,050                         1,350
                                                                        -------                        ------
                                                                         52,117                        65,594
Less current portion                                                      8,476                         8,476
                                                                        -------                        ------

                                                                        $43,461                       $57,118
                                                                        =======                       =======

The Title XI Ship Financing Bonds relate to a first preferred ship mortgage on the M/V Columbia Star and are guaranteed by the U.S. Government under the Federal Ship Financing Program. The Bonds require semiannual sinking fund payments of $1,250,000 through 2000, with a final payment of $1,200,000 in 2001.

The Title XI Bonds and a vessel charter agreement may require the Company, under certain conditions, to make deposits to a reserve fund, maintain specified levels of stockholders' equity or obtain prior written consent from the U.S. Department of Transportation for certain designated financial transactions. No approval was required through 1995 and the Company does not anticipate any such consent will be required in the future.

Under an amended and restated loan agreement with various banks the Company has mandatory semiannual payments on the Term Loan of $2,750,000 through June 30, 2001, with a final payment of $6,500,000 on December 31, 2001. The Company elected to pay an additional $5,000,000 on the Term Loan at the end of 1995. The Company has a $40,000,000 Revolving Credit facility available under the loan agreement, of which $15,000,000 is only available for acquisitions. The variable interest rate premium on both the Revolving Credit and Term Loan fluctuates based upon the Company's funded debt to total capital and interest coverage ratios. The Revolving Credit terminates on December 31, 1997, subject to annual renewals under certain conditions to December 31, 2001. The Company did not use the Revolving Credit facility in 1995 or 1994 and has $40,000,000 of borrowing available at December 31, 1995.

The Title XI Ship Financing Bonds and the Term Loan are secured by first preferred ship mortgages on five of the Company's vessels with a net book value of $103,000,000. The fair value of long-term debt approximates the total liability recorded at December 31, 1995.

The Company's debt agreements, as amended, contain various covenants with the most restrictive covenant requiring the Company to maintain specified levels of tangible net worth during each year. The Company's tangible net worth was $89,246,000 at December 31, 1995, compared to a minimum specified level of $72,126,000.

Long-term debt maturities are $8,476,000 in 1996 through 1998, $8,238,000 in 1999, $8,000,000 in 2000 and $10,450,000 in 2001. The Company made interest payments of $4,399,000, $5,345,000 and $7,973,000 during 1995, 1994 and 1993, respectively.

NOTE H - DISPOSITIONS


In 1995, the Company sold two Marine Transportation vessels no longer in service and undeveloped clay properties in Tennessee resulting in pretax gains of $2,324,000 and $520,000, respectively. Also included in 1995 is a $613,000 pretax loss on the shutdown and consolidation of certain facilities of the Company's Refractories & Minerals business segment.

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

NOTE I - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS


Oglebay Norton Company is a Cleveland-based firm serving the steel, ceramic, chemical, glass, electric utility, construction, and oil and gas well service industries. The Company provides Great Lakes marine transportation, industrial minerals, refractory and metallurgical treatment products used in steel making and related industries. The Company's operations are organized in four business units:

     OGLEBAY NORTON MARINE TRANSPORTATION

     The Marine Transportation unit operates a fleet of twelve self-unloading vessels shipping bulk commodities, primarily iron ore, coal and limestone, on the Great Lakes.

     OGLEBAY NORTON INDUSTRIAL SANDS, INC.

     This unit consists of five operations, providing silica sands to a wide range of markets. Two facilities in Ohio supply the glass, paint, ceramic, recreation and foundry industries. Facilities in Brady, Texas, and Riverside, California, primarily serve the oil and gas well, filtration and construction sectors. A facility located near San Juan Capistrano, California, serves principally the construction and recreation industries.

     OGLEBAY NORTON IRON ORE

     Oglebay Norton Company is an equity partner in the iron ore mining and pelletizing operations of Eveleth Mines, located near Eveleth, Minnesota, on the Mesabi Range. The Company is contractually entitled to an allotment of pellet production, which is sold to steelmakers. The Company is presently the contractual employer and manager of Eveleth. This relationship will terminate at the end of 1996.

     OGLEBAY NORTON REFRACTORIES & MINERALS, INC.

     The Refractories & Minerals units produces precast refractory shapes, tundish coatings, ingot hot tops and metallurgical treatment products for the casting and refining of molten steel.

Accounts receivable of $17,665,912 at December 31, 1995 are due from companies in steel related industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses have, historically, been insignificant. Sales to two major steel producers exceeded 10% of consolidated net sales and operating revenues and are summarized as follows (in thousands):

                            Marine            Iron           Refractories &
Customer                Transportation         Ore              Minerals                Other               Total
--------               ----------------      -------         --------------            -------              ------
1995
           A               $19,280            $ 8,158             $   440              $    -0-             $27,878
           B                17,041                -0-               6,456                   -0-              23,497
                           -------            -------             -------             ---------            --------
                           $36,321            $ 8,158             $ 6,896              $    -0-             $51,375
                           =======            =======             =======              ========             =======

1994
           A               $16,868            $ 6,948             $   555              $     20             $24,391
           B                17,207                -0-               7,122                   700              25,029
                           -------            -------             -------              --------            --------
                           $34,075            $ 6,948             $ 7,677              $    720             $49,420
                           =======            =======             =======               =======             =======

1993
           A               $14,523            $ 8,935             $   752              $     68             $24,278
           B                19,384                -0-               6,698                 1,513              27,595
                           -------            -------             -------              --------            --------
                           $33,907            $ 8,935             $ 7,450              $  1,581             $51,873
                           =======            =======             =======               =======             =======

INDUSTRY SEGMENT DATA
OGLEBAY NORTON COMPANY AND SUBSIDIARIES
(In Thousands)

                                                                             Marine                        Iron
                                                                        Transportation                     Ore
                                                                        --------------                     ----
1995
Identifiable assets                                                         $   132,455                  $ 16,667
Depreciation and amortization expense                                             8,658                     1,005
Expenditures for properties and equipment                                         3,125

Total revenues                                                              $    85,657                  $ 30,445

Operating profit (loss)                                                     $    12,246                  $  5,829
Gain on sale of assets                                                            2,325                        40
Company's proportionate share of Eveleth Mines
  interest expense                                                                                            (55)
Interest expense                                                                (3,422)
                                                                              ---------                   --------
Income (loss) before taxes                                                  $   11,149                   $  5,814
                                                                               ========                    =======

1994
Identifiable assets                                                         $  140,661                   $ 19,354
Depreciation and amortization expense                                            8,359                        886
Expenditures for properties and equipment                                        1,397                      1,192

Total revenues                                                              $   82,153                   $ 54,656

Operating profit (loss)                                                     $   12,467                   $  6,866
Gain on sale of assets                                                              86                         18
Company's proportionate share of Eveleth Mines
  interest expense                                                                                           (360)
Interest expense                                                                (4,283)
                                                                             ---------                   --------
Income before taxes                                                         $    8,270                   $  6,524
                                                                             =========                    =======

1993
Identifiable assets                                                         $  146,918                   $ 16,022
Depreciation and amortization expense                                            8,157                      1,086
Expenditures for properties and equipment                                          364

Total revenues                                                              $   73,143                   $ 23,634

Operating profit (loss)                                                     $   10,791                   $  4,031
Gain on sale of assets                                                              10                          4
Company's proportionate share of Eveleth Mines
  interest expense                                                                                           (630)
Interest expense                                                                (5,309)
                                                                            ----------                   --------
Income (loss) before taxes                                                  $    5,492                   $  3,405
                                                                            ==========                   ========

---------------
[FN]

1 Consists primarily of cash and cash equivalents, marketable securities and prepaid pension costs.

Refractories              Industrial                 Total                 Corporate
 & Minerals                 Sands                  Segments                and Other                 Consolidated
------------              ---------                --------                ---------                 ------------
  $ 18,934                $  33,964                 $202,020              $52,236 (1)                   $254,256
     2,004                    2,550                   14,217                  221                         14,438
       938                    2,360                    6,423                  483                          6,906

  $ 36,844                $  40,552                 $193,498                  $99                       $193,597

  $     24(3)             $   7,175                 $ 25,274              $(5,030)(2)                   $ 20,244
                                157                    2,522                2,159                          4,681

                                                      (   55)                                            (    55)
   (   213)                    (524)                  (4,159)              (  201)                        (4,360)
  --------                ---------                 --------              -------                       --------
  $(   189)               $   6,808                 $ 23,582              $(3,072)                      $ 20,510
  ========                =========                 ========              =======                       ========


  $ 20,256                $  34,048                 $214,319              $ 46,494(1)                   $260,813
     1,913                    2,149                   13,307                   296                        13,603
     1,225                    4,622                    8,436                   377                         8,813

  $ 39,502                $  28,818                 $205,129              $  2,223                      $207,352

  $  1,074                $   2,834                 $ 23,241              $ (4,861)(2)                  $ 18,380
        73                       59                      236                 7,858                         8,094

                                                      (  360)                                            (   360)
   (   195)                                           (4,478)               (1,514)                       (5,992)
  --------                ---------                 --------              --------                      --------
  $    952                $   2,893                 $ 18,639              $  1,483                      $ 20,122
  ========                =========                 ========              ========                      ========


  $ 21,807                $  25,682                 $210,429              $ 49,288(1)                   $259,717
     1,657                    2,055                   12,955                   477                        13,432
     1,202                      943                    2,509                   412                         2,921

  $ 35,756                $  26,606                 $159,139              $  4,307                      $163,446

  $  2,809                $   1,827                 $ 19,458              $ (5,836)(2)                  $ 13,622
                                 19                       33                 4,084                         4,117

                                                     (   630)                                             (  630)
  (    201)                                          ( 5,510)               (2,045)                       (7,555)
  --------                ---------                 --------              --------                      --------
  $  2,608                $   1,846                 $ 13,351              $ (3,797)                     $  9,554
  ========                =========                 ========              =========                     ========





2 Includes other operations, certain corporate expenses, net of dividends, interest and other income, and in 1993 a $1,700,000 reserve against doubtful coal customer accounts receivable and $652,000 of debt refinancing costs.
3  Includes a $613,000 loss on shutdown and consolidation of facilities.

NOTE J - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


Unaudited quarterly results of operations for the years ended December 31, 1995 and 1994 are summarized as follows (in thousands, except per share amounts):

                                 Net                                                                        Net
                              Sales and                                                                    Income
Three Months                  Operating                  Gross                Net Income                   (Loss)
    Ended                     Revenues                  Profit                  (Loss)                    Per Share
--------------               ----------                 -------              -------------                ---------
1995

December 31                    $51,622                   $8,830                  $4,039                     $1.64
September 30                    56,236                   10,407                   6,810                      2.75
June 30                         56,433                   10,142                   4,375                      1.77
March 31                        25,085                    4,270                     137                       .06

1994

December 31                    $61,352                   $8,828                  $4,119                     $1.65
September 30                    57,499                    9,701                   4,077                      1.64
June 30                         53,487                    7,525                   6,838                      2.75
March 31                        30,417                    4,247                    (143)                     (.06)


Per share amounts are based on the average number of shares outstanding during each quarter. The sum of 1995 net income (loss) per share amounts for the four quarters does not equal the annual per share amount as a result of Common Stock purchases for treasury by the Company.

First quarter net income for 1995 increased $343,000 ($.14 per share) related to the sale of undeveloped clay properties in Tennessee. Third quarter net income for 1995 increased $1,534,000 ($.62 per share) related to the sale of two of the Company's vessels no longer in service. Fourth quarter net income for 1995 increased $557,000 ($.23 per share) due to the sale of securities and other assets. The fourth quarter of 1995 also included a $405,000 ($.16 per share) reduction of net income related to a loss on the shutdown and consolidation of certain facilities of the Company's Refractories & Minerals business segment. The 1995 gains on sale of assets and shutdown loss are disclosed in Notes B and H.

Second quarter net income for 1994 increased $4,302,000 ($1.73 per share) related to the sale of the Company's Ceredo coal dock business, as disclosed in Note H. Fourth quarter net income for 1994 decreased $594,000 ($.24 per share) related to a reduction of the Iron Ore take-or-pay credit, as disclosed in Note F, and $403,000 ($.16 per share) on the write-off of unamortized financing costs associated with the Company's former loan agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ------------------------------------------------
        ACCOUNTING AND FINANCIAL DISCLOSURE
        -----------------------------------

                                      None

                                    PART III

                 Information in this Part III required by Item 10 ("Directors and Officers of the Registrant"), Items 11 and 13 ("Executive Compensation" and "Certain Relationships and Related Transactions") and Item 12 ("Security Ownership of Certain Beneficial Owners and Management") is incorporated herein by reference to the information contained in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders under the captions "Nominees for Board of Directors" on page 4, "Ownership of Voting Securities" on pages 5 through 7 and "Compensation of Executive Officers" on pages 7 through 10, respectively. A definitive Proxy Statement will be filed with the Securities and Exchange Commission on or before March 27, 1996.


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

                 (a)(3) LIST OF EXHIBITS: See the Exhibit Index beginning at sequential page 50 of this Annual Report on Form 10-K.

                 (b) REPORTS ON FORM 8-K: The Registrant did not file any reports on Form 8-K in 1995.

                 (c)     EXHIBITS:  The response to this portion of
Item 14 is submitted as a separate section of this Annual Report on Form 10-K beginning at sequential page 50.

                 (d)     FINANCIAL STATEMENT SCHEDULES:  None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           OGLEBAY NORTON COMPANY


                                            /S/  Richard J. Kessler
                                           ----------------------------
                                                 Richard J. Kessler
                                               Vice President-Finance
                                                  and Development



March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Registrant on March 27, 1996.

                            Chairman of the Board, President
/S/ R. Thomas Green, Jr.    and Chief Executive Officer
 -----------------------    Officer and Director; Principal
R. Thomas Green, Jr.        Executive Officer

/S/ Richard J. Kessler      Vice President-Finance and
------------------------    Development; Principal Financial
Richard J. Kessler          and Accounting Officer

/S/ Brent D. Baird
------------------------
Brent D. Baird              Director

/S/ Malvin E. Bank
------------------------
Malvin E. Bank              Director

/S/ William G. Bares
------------------------
William G. Bares            Director

/S/ Albert C. Bersticker
------------------------
Albert C. Bersticker        Director

/S/ John J. Dwyer
------------------------
John J. Dwyer               Director

/S/ Ralph D. Ketchum
------------------------
Ralph D. Ketchum            Director

/S/ Renold D. Thompson      Vice Chairman of the Board and
------------------------
Renold D. Thompson          Director

/S/ John D. Weil
------------------------
John D. Weil                Director

On December 10, 1995, Mr. Fred R. White, Jr., Vice Chairman Emeritus and Director of the Board of Directors died.

                          ANNUAL REPORT ON FORM 10-K

                       ITEM 14(a) (1) AND (2), AND 14(c)

                       LIST OF FINANCIAL STATEMENTS AND

                        FINANCIAL STATEMENT SCHEDULES

                               CERTAIN EXHIBITS

                         YEAR ENDED DECEMBER 31, 1995


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

                             ITEM 14(a) (1) AND (2)


         LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES




   The following consolidated financial statements of the Registrant and its subsidiaries are included in Item 8:


   Consolidated Balance Sheet - December 31, 1995 and 1994

   Consolidated Statement of Operations - Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statement of Cash Flows - Years Ended December 31, 1995, 1994 and 1993

   Consolidated Statement of Stockholders' Equity - Years Ended December 31, 1995, 1994 and 1993

   Notes to Consolidated Financial Statements


   All schedules for which provision is made in the applicable regulation of the Securities and Exchange Commission have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

Item 14 (a) 3

                                 EXHIBIT INDEX


               SEC                                                              Location or
            Exhibit No.                       Description                     Sequential Page
            -----------                       -----------                     ---------------
                 3                 (a)  Restated Certificate of      Incorporated by reference in
                                   Incorporation                     Exhibit 3(a) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993
                                   (b)  By-Laws
                                                                             54
                 4                 (a)  The
                                   Registrant is a party to
                                   instruments,
                                   copies of which will be
                                   furnished to the Securities
                                   and Exchange
                                   Commission upon request,
                                   defining the rights of
                                   holders of its
                                   long-term debt identified in
                                   Note G to the
                                   Consolidated
                                   Financial
                                   Statements

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

                                   (d)(1)  Amendment to form of      Incorporated by reference in
                                   Change-in-Control Agreements      Exhibit 10(d)(1) in the Regis-
                                   with four Executive Officers      trant's  Annual Report on Form
                                                                     10-K for the year ended
                                                                     December 31, 1994

                                   (d)(2)  Form of Change-in-        Incorporated by reference in
                                   Control Agreements with three     Exhibit 10(d)(2) in the
                                   Executive Officers                Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1994

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

                                   (f)  Agreement with John D.       Incorporated by reference in
                                   Weil                              Exhibit 10(f) in the
                                                                     Registrant's Annual Report on
                                                                     Form 10-K for the year ended
                                                                     December 31, 1993

                                   (g)  Employment Agreement with
                                   Chairman, President and Chief
                                   Executive Officer                         73

                                   (h)  Oglebay Norton Company               90
                                   Long-Term Incentive Plan

                11                 Statement re:                     Not Applicable
                                   Computation of Per Share
                                   Earnings

                12                 Statement re:                     Not Applicable
                                   Computations of Ratios

                13                 1995 Annual Report to             Not Applicable
                                   Stockholders

                18                 Letter re: Change in              Not Applicable
                                   Accounting
                                   Principles

                21                 Subsidiaries of the Registrant         114

                22                 Published Report Regarding        Not Applicable
                                   Matters Submitted to Vote of
                                   Security
                                   Holders

                23                 Consent of                             115
                                   Independent
                                   Auditors

                24                 Power of Attorney                 Not Applicable

                27                 Financial Data                         116
                                   Schedule

                28                 Information from reports          Not Applicable
                                   furnished to state insurance
                                   regulatory authorities