Form 10-Q
period 1996-03-31
OGLEBAY NORTON CO
filed 1996-05-15
CIK 73918

                                                   Sequential Page 1 of 11 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





         For Quarter Ended March 31, 1996 Commission File number 0-663


                            OGLEBAY NORTON COMPANY
             (Exact name of registrant as specified in its charter)


           Delaware                                           34-0158970
- ---------------------------------                   ---------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


       1100 Superior Avenue          Cleveland, Ohio        44114-2598
    -------------------------------------------------------------------------
           (Address of principal executive offices)         (Zip Code)


       Registrant's telephone number, including area code   216 861-3300


                                     None
              Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                    Yes    X              No
                       ---------             ---------

Shares of Common Stock outstanding at April 30, 1996:  2,448,532

Index on sequential page 2.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                     INDEX


                                                                                      SEQUENTIAL
                                                                                     PAGE NUMBER
                                                                                     -----------

   PART I.  FINANCIAL INFORMATION
   ------------------------------


        Consolidated Condensed Balance
        Sheet (Unaudited) - March 31, 1996 and
        December 31, 1995                                                                    3

        Consolidated Condensed Statement of
        Operations (Unaudited) - Three Months
        Ended March 31, 1996 and 1995                                                        4

        Consolidated Condensed Statement of
        Cash Flows (Unaudited) - Three Months
        Ended March 31, 1996 and 1995                                                        5

        Notes to Consolidated Condensed Financial
        Statements                                                                           6

        Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                                       7 - 9



   PART II.  OTHER INFORMATION                                                         10 - 11
   ---------------------------

                    PART I.  ITEM 1.  FINANCIAL INFORMATION
                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  (UNAUDITED)

               ASSETS
                                                           March 31         December 31
                                                             1996              1995
                                                         -------------     -------------

CURRENT ASSETS
  Cash and cash equivalents                               $ 20,761,136      $ 22,660,436
  Marketable securities                                      2,509,050         3,555,550
  Accounts receivable, less reserve for doubtful
    accounts (1996-$571,000; 1995-$511,000)               17,014,919        27,681,413

  Inventories
    Raw materials and finished products                      3,045,725         3,456,857
    Operating supplies                                       2,232,130         2,311,529
                                                         -------------     -------------
                                                             5,277,855         5,768,386
  Deferred income taxes                                      3,195,281         3,033,075
  Prepaid insurance and other expenses                       8,578,152         1,775,417
                                                         -------------     -------------

      TOTAL CURRENT ASSETS                                  57,336,393        64,474,277




INVESTMENTS                                                 10,314,497        10,519,241

PROPERTIES AND EQUIPMENT                                   301,218,196       304,828,977
    Less allowances for depreciation
    and amortization                                       150,878,957       153,235,099
                                                         -------------     -------------
                                                           150,339,239       151,593,878







PREPAID PENSION COSTS AND OTHER ASSETS                      28,014,624        27,668,477
                                                         -------------     -------------
                                                          $246,004,753      $254,255,873
                                                         =============     =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                           March 31         December 31
                                                             1996              1995
                                                         -------------     -------------

CURRENT LIABILITIES
       Current portion of long-term debt                   $ 8,476,450       $ 8,476,450
       Accounts payable                                      4,236,535         6,546,012
       Payrolls and other accrued compensation               3,023,588         7,283,660
       Accrued expenses                                     10,621,090        14,219,918
       Income taxes                                          4,145,912         1,311,849
       Iron Ore impairment obligations                       3,824,995         4,699,996
                                                         -------------     -------------

          TOTAL CURRENT LIABILITIES                         34,328,570        42,537,885



     LONG-TERM DEBT, less current portion                   43,522,013        43,641,125
     POSTRETIREMENT BENEFITS OBLIGATION                     31,820,576        31,559,405
     OTHER LONG-TERM LIABILITIES                            19,838,264        19,922,291
     DEFERRED INCOME TAXES                                  19,975,529        20,329,760

     STOCKHOLDERS' EQUITY
       Preferred stock, without par value,
         authorized 5,000,000 shares;
         none issued                                               -0-               -0-
       Common stock, par value $1 per share,
         authorized 10,000,000 shares;
         issued 3,626,666 shares                             3,626,666         3,626,666
       Additional capital                                    9,078,611         9,078,611
       Unrealized gains                                      1,087,927         1,468,476
       Retained earnings                                   114,810,028       113,566,048
                                                         -------------     -------------
                                                           128,603,232       127,739,801

       Treasury stock, at cost - 1,179,234
         and 1,160,790 shares at respective dates          (30,534,968)      (29,806,819)
       Unallocated Employee Stock Ownership
         Plan shares                                       ( 1,548,463)      ( 1,667,575)
                                                         -------------    --------------
                                                            96,519,801        96,265,407
                                                         -------------     -------------
                                                          $246,004,753      $254,255,873
                                                         =============    ==============

See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                                                       Three Months Ended
                                                                                            March 31
                                                                              ------------------------------------
                                                                                  1996                     1995
                                                                                  ----                     ----

REVENUES
   Net sales                                                                 $ 26,473,249             $ 23,758,964
   Operating revenues                                                             412,277                1,326,093
   Sales commissions, royalties
      and management fees                                                         866,781                  846,295
                                                                              -----------              -----------
                                                                               27,752,307               25,931,352

COSTS AND EXPENSES
   Cost of goods sold                                                          22,102,689               20,120,968
   Operating expenses                                                             449,688                  769,585
   General, administrative and
      selling expenses                                                          4,038,568                4,014,884
                                                                              -----------              -----------
                                                                               26,590,945               24,905,437

INCOME FROM OPERATIONS                                                          1,161,362                1,025,915

Gain on sale of assets                                                          1,615,826                  522,481
Interest, dividends and other income                                            1,158,965                  482,692
Interest expense                                                                 (843,519)              (1,234,589)
Other expense                                                                    (530,424)              (  605,234)
                                                                              -----------              -----------

INCOME BEFORE INCOME TAXES                                                      2,562,210                  191,265
Income taxes                                                                      584,000                   54,000
                                                                              -----------              -----------

NET INCOME                                                                   $  1,978,210             $    137,265
                                                                              ===========              ===========


NET INCOME PER SHARE OF COMMON STOCK                                         $        .80             $        .06
                                                                              ===========              ===========


DIVIDENDS PER SHARE OF COMMON STOCK                                          $        .30             $        .30
                                                                              ===========              ===========


Average number of shares of Common Stock
    outstanding                                                                 2,458,408                2,481,193





See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)


                                                                                     Three Months Ended
                                                                                           March 31
                                                                              ------------------------------------
                                                                                  1996                     1995
                                                                                  ----                     ----

OPERATING ACTIVITIES
  Net income                                                                  $ 1,978,210                $ 137,265
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities:
       Depreciation and amortization                                            1,371,925                1,289,514
       Deferred income taxes                                                   (   32,000)                  41,000
       Gain on sale of assets                                                  (  989,078)              (  522,481)
       Gain on sale of business                                                (  625,000)
       Prepaid pension costs and other assets                                  (  593,122)              (  836,053)
       Deferred vessel maintenance costs                                       (6,412,998)              (4,589,524)
       Decrease in accounts receivable                                         10,659,900               14,838,459
       Decrease (increase) in inventories                                         460,631               (  407,357)
       (Decrease) increase in accounts payable                                 (2,305,623)                 506,544
       Decrease in payrolls and other accrued compensation                     (4,260,072)              (3,678,682)
       Decrease in accrued expenses                                            (3,673,909)              (4,504,715)
       Increase (decrease) in income taxes                                      2,841,877               (1,679,453)
       Other operating activities                                              (  968,482)              (  502,404)
                                                                              -----------              -----------

             NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (2,547,741)                  92,113

INVESTING ACTIVITIES
  Purchase of properties and equipment                                         (1,139,859)              (2,840,944)
  Proceeds from sale of assets                                                  1,459,777                  534,150
  Proceeds from sale of business                                                1,900,000
  Iron Ore and other investments                                                   10,014               (1,462,739)
                                                                              -----------              -----------

             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                2,229,932               (3,769,533)

FINANCING ACTIVITIES
  Payments on long-term debt                                                   (  119,112)              (  619,113)
  Dividends paid                                                               (  734,230)              (  744,338)
  Purchase of treasury stock                                                   (  728,149)              (   61,504)
                                                                              -----------              -----------

             NET CASH USED IN FINANCING ACTIVITIES                             (1,581,491)              (1,424,955)
                                                                              ------------             ------------

  Decrease in cash and cash equivalents                                        (1,899,300)              (5,102,375)

CASH AND CASH EQUIVALENTS, JANUARY 1                                           22,660,436               17,720,419
                                                                              -----------              -----------

CASH AND CASH EQUIVALENTS, MARCH 31                                          $ 20,761,136             $ 12,618,044
                                                                              ===========              ===========



See notes to consolidated condensed financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the consolidated condensed financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. Certain amounts in the prior year have been reclassified to conform with the 1996 consolidated condensed financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1995 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Adoption of this Statement, which was required in the first quarter of 1996, did not result in any assets considered to be impaired.

4. On February 8, 1996, the Registrant sold its National Perlite Products Company for $1,900,000 in cash. The sale resulted in a $625,000 pretax gain which is included in gain on sale of assets.

5. The Registrant received a state income tax refund of $1,824,000 and related interest of $576,000 in February 1996 for prior tax years. The interest received is included in other income, while the tax refund reduced the Registrant's 1996 annual effective income tax rate.

                ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS


                 Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the quarter ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                              FINANCIAL CONDITION
                              -------------------

             The Registrant's operating activities used cash of $2,548,000 in the first quarter of 1996 compared to $92,000 provided by operations for the same period in 1995. Accounts receivable declined by $10,660,000 in the first quarter of 1996, compared to $14,838,000 for the same period in 1995. Accounts payable also dropped $2,306,000 in the first quarter of 1996 compared to a $507,000 increase for the same period of 1995. Vessel maintenance costs, deferred and amortized over the Marine Transportation sailing season, were $6,413,000 for the first quarter of 1996, compared to $4,590,000 for the same period in 1995. Cash generated through the collection of receivables in the first quarter of 1996 was not as significant as the same quarter in the prior year, while additional cash was used for the payment of accounts payable and vessel maintenance costs. This change in cash used by operating actvities in the first quarter of 1996 resulted primarily from the Registrant's Marine Transportation business segment. Heavy ice conditions experienced by the Registrant's vessel fleet on the Great Lakes and rivers at the end of 1995 continued through the first quarter of 1996 hampering the start of the sailing season. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

             Expenditures for property and equipment amounted to $1,140,000 in the first quarter of 1996 compared to $2,841,000 for the same period in 1995. Expenditures in the first quarter of 1995 include vessel inspection costs and improvements of $1,127,000 and $705,000, respectively. No vessel inspections are required in 1996.

                 In the first quarter of 1996, the Registrant received $1,336,000 and $2,024,000 on the sale of marketable securities and certain properties, respectively. Properties sold included the Registrant's National Perlite Products business for $1,900,000 in cash. Undeveloped clay properties in Tennessee were sold in the first quarter of 1995. Total proceeds from the sale of these assets and business were $3,360,000 in the first quarter of 1996 and $534,000 for the same quarter in 1995.

             The Registrant made long-term debt payments of $119,000 and $619,000 in the first quarter of 1996 and 1995, respectively. The Registrant also made Iron Ore investment advances of $1,406,000 in 1995 to fund its proportionate share of Eveleth Mines debt. Eveleth's debt was fully paid in 1995.

                 The Registrant declared dividends of $.30 per share in the first quarter of 1996 and 1995. Dividends paid were $734,000 in the first quarter of 1996 compared to $744,000 for the same quarter in 1995. The Registrant purchased 18,444 shares of its Common Stock on the open market for $728,000 in the first quarter of 1996 and 2,000 shares for $62,000 in the first quarter of 1995 and placed these shares in treasury.

                 Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1996. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.

                            RESULTS OF OPERATIONS
                            ---------------------

                    QUARTER ENDED MARCH 31, 1996 COMPARED TO
                          QUARTER ENDED MARCH 31, 1995


                 The Registrant's income from operations improved by 13% in the first quarter of 1996 to a level of $1,161,000 on revenues of $27,752,000, compared to $1,026,000 on revenues of $25,931,000 for the same quarter in 1995. Income before income taxes was $2,562,000 for the first quarter of 1996, compared to $191,000 for the first quarter of 1995. Net income for the first quarter of 1996 was $1,978,000 or $.80 per share compared to $137,000 or $.06 per share for the same quarter in 1995.

                 Income before income taxes for the first quarter of 1996 includes gains of $867,000 on the sale of current marketable securities and $749,000 on the sale of properties. Properties sold include National Perlite Products Company, which has not operated over the past two years. A $625,000 nontaxable gain was realized on the sale of this wholly-owned subsidiary. The Registrant received a $1,824,000 state income tax refund and related interest income of $576,000 in the first quarter of 1996 for prior tax years. As a result, the Registrant's 1996 annual effective income tax rate was reduced. Income before income taxes for the first quarter of 1995 included gains of $522,000 primarily on the sale of undeveloped clay properties in Tennessee. Net income, excluding the above gains and tax refund, was $173,000 or $.07 per share for the first quarter of 1996 and a net loss of $208,000 or $.08 per share for the first quarter of 1995.

                 In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Adoption of this Statement, which was required in the first quarter of 1996, did not result in any assets considered to be impaired.

                 Interest expense declined 32% in the first quarter of 1996, compared to the same period in the prior year, due to an overall reduction in debt and lower interest rates.

                 Operating results of the Registrant's business segments for the first quarter ended March 31, 1996 and 1995 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments.

                 Operating revenues for the Registrant's Marine Transportation segment amounted to $412,000 for the first quarter of 1996 compared to $1,326,000 for the first quarter of 1995. The segment's operating loss was $767,000 for the first quarter of 1996 compared to $218,000 for the first quarter of 1995. The start of the Marine Transportation season was slow and costly with the fleet encountering heavy ice conditions in the rivers and upper Great Lakes regions. These conditions have been as difficult or worse than those encountered at the end of the 1995 sailing season, when year end financial performance was adversely affected. Only seven of the twelve vessels in the fleet operated in the first quarter, and only marginally, compared to the first quarter of 1995 when eleven of twelve operated in extremely favorable conditions. Lower operating revenues and profit for this business segment in the first quarter of 1996 reflect that difference.

                       ---------------------

                    QUARTER ENDED MARCH 31, 1996 COMPARED TO
                          QUARTER ENDED MARCH 31, 1995


Currently, all twelve vessels are in operation. Tonnage levels for the year should be comparable to the 21,486,000 tons hauled in 1995.

                 Net sales for the Registrant's Industrial Sands segment amounted to $10,367,000 for the first quarter of 1996, an 11% increase over sales of $9,314,000 for the first quarter of 1995. Operating profit of $1,660,000 for the first quarter of 1996 increased by 18% compared to $1,409,000 for the first quarter of 1995. Shipment of 376,000 tons for the first quarter of 1996 represents a 5% increase over the same quarter in 1995, while the average selling price of principal products improved by 9% due to a favorable material mix. Operating results of the segment's California operations improved dramatically in the first quarter of 1996. Record levels were achieved on a healthy demand for industrial sands related to the construction of golf courses and manufacture of building materials. In addition, Texas operations continued the strong pace, established in the prior year, of supplying high quality frac sand to the oil and gas service markets.

                 Net sales, royalties and management fees for the Registrant's Iron Ore segment improved 70% to $9,069,000 for the first quarter of 1996 compared to $5,323,000 for the first quarter of 1995. The segment's operating profit for the first quarter of 1996 improved 67% to $1,342,000 compared to $805,000 for the first quarter of 1995. Sales and operating profit were significantly higher for the first quarter of 1996 on accelerated rail shipments at higher market prices to meet a strong spot market demand from the steel industry. Eveleth Mines is expected to produce approximately 5,300,000 tons in 1996, and the Registrant anticipates that it will sell its related contractual allotment of iron ore pellets. At the end of 1995, the Registrant notified the other owners of Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. Presently, the Registrant intends to continue as an owner of Eveleth and to receive its contractual allotment of iron ore pellets for resale. The owners continue to discuss what the operation and ownership structure of Eveleth Mines might be after 1996. No agreement, however, has been reached regarding a potential restructuring.

                 Net sales for the Registrant's Refractories & Minerals segment amounted to $7,858,000 for the first quarter of 1996, which was a 21% decline compared to $9,948,000 for the first quarter of 1995. The segment had an operating loss of $57,000 for the first quarter of 1996, compared to a $145,000 operating profit for the first quarter of 1995. As anticipated, declining ingot hot top product sales accounted for the majority of the decline in operating results for the first quarter of 1996. The Registrant is one of the remaining suppliers of ingot products to steel producers, who have not shifted to the continuous casting process. Although the sale of metallurgical treatment products in the first quarter of 1996 were below prior year's level, profitability of this product line continues to improve. The Registrant's Refractories & Minerals new management team has recently completed a review of existing product lines, leading to a revised strategic business plan. Steps are now being taken to implement the components of this plan.

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

                 As previously reported the Registrant's affiliate, Eveleth Mines, is a defendent in a civil action for sexual harassment before the United States District Court, District of Minnesota, Fifth Division, captioned Lois E. Jenson et al vs. Eveleth Taconite Company et al. On March 28, 1996, the Special Master assigned to this matter filed his Report and Recommendation with the Court. He did not recommend an award of punitive damages against Eveleth Mines. He did recommend a total of $214,500 in damages be awarded to the plaintiffs in varying amounts. This award included $32,000 in civil penalties to the State of Minnesota.

                 The plaintiffs have filed a motion to reject and modify the Special Master's Report and Recommendation. Oral arguments on the plaintiffs' motion have been scheduled for June 7, 1996.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
- ------   -----------------------------------------------------

                 The Registrant submitted for approval by the shareholders at the annual meeting held April 24, 1996, nominees as directors with terms expiring in 1999 the following candidates: R. Thomas Green, Jr., Ralph D. Ketchum, and Renold D. Thompson. The shareholders voted as follows:

                                        For                   Withheld
                                        ---                   --------

R. Thomas Green, Jr.                 2,127,257                 6,166

Ralph D. Ketchum                     2,126,370                 7,053

Renold D. Thompson                   2,119,729                 13,694

                 The Registrant also submitted for approval by the shareholders at the annual meeting the Oglebay Norton Company Long-Term Incentive Plan. The Long-Term Incentive Plan was approved by 1,885,494 votes in favor of adopting the Long-Term Incentive Plan. The shareholders voted 29,100 against adoption; 9,504 votes abstained and 209,325 non-votes were recorded, respectively.

ITEM 5.  OTHER INFORMATION
- ------   -----------------

                 On April 24, 1996, the Registrant's Board of Directors authorized it to purchase, on the open market or through private purchases, approximately 60,000 shares of Common Stock having an aggregate cost of up to $3,000,000 through April 30, 1997. This new stock repurchase program replaced a similar program authorized in 1989 which enabled the Registrant to purchase Common Stock having an aggregate cost of up to $3,000,000. In total 95,004 shares with an aggregate cost of $2,967,575 were purchased under the 1989 program.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- ------   --------------------------------

                  (a)  Exhibits
                         (27) - Financial Data Schedule

                  (b)  Reports on Form 8-K - None





                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  OGLEBAY NORTON COMPANY


DATE:  May 15, 1996                               By: /s/ R. J. Kessler
                                                     __________________________
                                                            R. J. Kessler
                                                           Vice President -
                                                         Finance and Planning
                                                     On behalf of the Registrant
                                                      and as Principal Financial
                                                        and Accounting Officer