Form 10-Q
period 1996-06-30
OGLEBAY NORTON CO
filed 1996-08-14
CIK 73918

                                                   Sequential Page 1 of 13 Pages

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 1996 Commission File number 0-663

                             OGLEBAY NORTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             34-0158970
- -------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

        1100 Superior Avenue          Cleveland, Ohio        44114-2598
       -------------------------------------------------------------------
            (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code 216 861-3300
                                                            ------------

                                      None
              -----------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                            No
                               -----                             -----

Shares of Common Stock outstanding at July 31, 1996:  2,434,032
                                                      ---------

Index on sequential page 2.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                                                 SEQUENTIAL
                                                                                                 PAGE NUMBER
                                                                                                 -----------
   PART I.  FINANCIAL INFORMATION
   ------------------------------
         Condensed Consolidated Balance
         Sheet - June 30, 1996 (Unaudited) and
         December 31, 1995                                                                            3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended June 30, 1996 and 1995 and Six
         Months Ended June 30, 1996 and 1995                                                          4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Six Months
         Ended June 30, 1996 and 1995                                                                 5

         Notes to Condensed Consolidated Financial
         Statements                                                                                   6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                                 7 - 12



   PART II.  OTHER INFORMATION                                                                     12 - 13
   ---------------------------

                          PART I. FINANCIAL INFORMATION

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEET

              ASSETS
                                                     JUNE 30       December 31
                                                       1996           1995
                                                   ------------   ------------
                                                   (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                        $  6,498,397   $ 22,660,436
  Marketable securities                               2,277,575      3,555,550
  Accounts receivable, less reserve for doubtful
    accounts (1996-$640,000;
    1995-$511,000)                                   32,823,912     27,681,413
  Inventories
    Raw materials and finished products               2,803,361      3,456,857
    Operating supplies                                2,341,116      2,311,529
                                                   ------------   ------------
                                                      5,144,477      5,768,386
  Deferred income taxes                               3,245,281      3,033,075
  Prepaid insurance and other expenses                9,979,870      1,775,417
                                                   ------------   ------------

      TOTAL CURRENT ASSETS                           59,969,512     64,474,277




INVESTMENTS                                          10,142,458     10,519,241

PROPERTIES AND EQUIPMENT                            301,377,863    304,828,977
  Less allowances for depreciation
   and amortization                                 153,047,032    153,235,099
                                                   ------------   ------------
                                                    148,330,831    151,593,878

PREPAID PENSION COSTS AND OTHER ASSETS               28,321,459     27,668,477















                                                   ------------   ------------
                                                   $246,764,260   $254,255,873
                                                   ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                               June 30         December 31
                                                                 1996             1995
                                                            -------------    -------------
                                                             (UNAUDITED)

CURRENT LIABILITIES
        Current portion of long-term debt                   $   8,476,450    $   8,476,450
        Accounts payable                                        3,799,719        6,564,012
        Payrolls and other accrued compensation                 4,283,773        7,283,660
        Accrued expenses                                       14,376,825       14,219,918
        Income taxes                                            4,009,120        1,311,849
        Iron Ore impairment obligations                         2,949,994        4,699,996
                                                            -------------    -------------

           TOTAL CURRENT LIABILITIES                           37,895,881       42,537,885






      LONG-TERM DEBT, less current portion                     39,402,900       43,641,125
      POSTRETIREMENT BENEFITS OBLIGATIONS                      31,980,811       31,559,405
      OTHER LONG-TERM LIABILITIES                              19,393,469       19,922,291
      DEFERRED INCOME TAXES                                    19,944,529       20,329,760

      STOCKHOLDERS' EQUITY
        Preferred stock, without par value,
          authorized 5,000,000 shares;
          none issued                                                 -0-              -0-
        Common stock, par value $1 per share,
          authorized 10,000,000 shares;
          issued 3,626,666 shares                               3,626,666        3,626,666
        Additional capital                                      9,422,965        9,078,611
        Unrealized gains                                          989,895        1,468,476
        Retained earnings                                     116,333,483      113,566,048
                                                            -------------    -------------
                                                              130,373,009      127,739,801

        Treasury stock, at cost - 1,185,134
          and 1,160,790 shares at respective dates            (30,796,989)     (29,806,819)
        Unallocated Employee Stock Ownership
          Plan shares                                          (1,429,350)      (1,667,575)
                                                            -------------    -------------
                                                               98,146,670       96,265,407
                                                            -------------    -------------
                                                            $ 246,764,260    $ 254,255,873
                                                            =============    =============

See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                Three Months Ended                 Six Months Ended
                                                      June 30                          June 30
                                           ----------------------------    ----------------------------
                                               1996            1995             1996            1995
                                               ----            ----             ----            ----
REVENUES
   Net sales                               $ 24,500,491    $ 27,418,927    $ 50,973,740    $ 51,177,891
   Operating revenues                        26,311,481      29,014,104      26,723,758      30,340,197
   Royalties and management fees                998,899       1,063,220       1,865,680       1,909,515
                                           ------------    ------------    ------------    ------------
                                             51,810,871      57,496,251      79,563,178      83,427,603

COSTS AND EXPENSES
   Cost of goods sold                        19,736,615      22,642,968      41,839,304      42,763,936
   Operating expenses                        24,578,140      23,728,773      25,027,828      24,498,358
   General, administrative and
      selling expenses                        3,898,628       3,929,843       7,937,196       7,944,727
                                           ------------    ------------    ------------    ------------
                                             48,213,383      50,301,584      74,804,328      75,207,021

INCOME FROM OPERATIONS                        3,597,488       7,194,667       4,758,850       8,220,582

Gain on sale of assets                          262,738         456,358       1,878,564         978,839
Interest, dividends and other income            473,623         235,604       1,632,588         718,296
Other expense                                  (643,112)       (815,641)     (1,173,536)     (1,420,875)
Interest expense                               (814,250)     (1,148,281)     (1,657,769)     (2,382,870)
                                           ------------    ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                    2,876,487       5,922,707       5,438,697       6,113,972
Income taxes                                    616,000       1,548,000       1,200,000       1,602,000
                                           ------------    ------------    ------------    ------------

NET INCOME                                 $  2,260,487    $  4,374,707    $  4,238,697    $  4,511,972
                                           ============    ============    ============    ============


NET INCOME PER SHARE OF COMMON STOCK       $        .93    $       1.77    $       1.73    $       1.82
                                           ============    ============    ============    ============


DIVIDENDS PER SHARE OF COMMON STOCK        $        .30    $        .30    $        .60    $        .60
                                           ============    ============    ============    ============


Average number of shares of Common Stock
    outstanding                               2,443,551       2,475,347       2,450,980       2,478,353






See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30
                                                                     ----------------------------
                                                                         1996             1995
                                                                         ----             ----

OPERATING ACTIVITIES
  Net income                                                         $  4,238,697    $  4,511,972
  Adjustments to reconcile net income to
     net cash used for operating activities:
     Depreciation and amortization                                      5,803,516       5,759,330
     Deferred income taxes                                                (63,000)        526,000
     Gain on sale of assets                                            (1,253,564)       (978,839)
     Gain on sale of business                                            (625,000)
     Prepaid pension costs and other assets                            (1,146,932)     (1,231,778)
     Deferred vessel maintenance costs                                 (7,361,764)     (5,684,541)
     Decrease (increase) in accounts receivable                        (5,155,968)      1,060,667
     Decrease in inventories                                              582,794          37,176
     (Decrease) increase in accounts payable                           (2,741,506)      1,793,435
     Decrease in payrolls and other accrued compensation               (2,779,223)     (2,537,057)
     (Decrease) increase in accrued expenses                               29,654      (1,624,687)
     (Decrease) increase in income taxes                                2,705,085        (953,475)
     Other operating activities                                        (2,431,681)     (2,319,712)
                                                                     ------------    ------------

              NET CASH USED FOR OPERATING ACTIVITIES                  (10,198,892)     (1,641,509)

INVESTING ACTIVITIES
  Purchases of properties and equipment                                (3,219,517)     (4,997,006)
  Proceeds from sale of assets                                          2,075,036       1,206,526
  Proceeds from sale of business                                        1,900,000
  Iron Ore and other investments                                            9,470      (3,126,598)
                                                                     ------------    ------------

              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES        764,989      (6,917,078)

FINANCING ACTIVITIES

  Payments on long-term debt                                           (4,238,225)     (4,738,225)
  Payments of dividends                                                (1,471,262)     (1,487,430)
  Purchases of Treasury Stock                                          (1,018,649)       (394,566)
                                                                     ------------    ------------

     NET CASH USED FOR FINANCING ACTIVITIES                            (6,728,136)     (6,620,221)
                                                                     ------------    ------------

  Decrease in cash and cash equivalents                               (16,162,039)    (15,178,808)

CASH AND CASH EQUIVALENTS, JANUARY 1                                   22,660,436      17,720,419
                                                                     ------------    ------------

CASH AND CASH EQUIVALENTS, JUNE 30                                   $  6,498,397    $  2,541,611
                                                                     ============    ============



See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. Certain amounts in the prior year have been reclassified to conform with the 1996 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1995 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of the Registrant's Marine Transportation business segment which historically does not generate revenues in the first quarter of the year due to adverse weather conditions on the Great Lakes.

3. In July 1996, the Registrant's Refractories & Minerals subsidiary negotiated agreements to sell its refractory shapes and coatings production capacities. An estimated pretax loss of $1,000,000 will be recorded in the third quarter of 1996 upon consumation of these agreements.

4. At the end of 1995, the Registrant notified the other owners of Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. On June 20, 1996, the Registrant reached an agreement in principle to sell its 18.5 percent interest in Eveleth Mines to the other owners of Eveleth Mines. Although specific terms of the sale need to be negotiated, the transaction does include cash proceeds of $5,000,000 plus the assumption of certain liabilities by the other owners. Any gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment will be determined once the terms of the agreement have been finalized. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss. An agreement is expected to be completed in the third quarter of 1996. Operating results of the Registrant's Iron Ore business segment included in the statement of operations are as follows (in thousands):

                                             Three Months Ended                 Six Months Ended
                                                  June 30                           June 30
                                          1996                1995            1996             1995
                                         --------------------------         ------------------------
       Revenues                            $6,880             $8,030           $15,949        $13,353
       Operating profit                     1,500              1,369             3,064          2,395
       Net Income                           1,020                904             2,084          1,581

       Operating profit and net income exclude allocated corporate and general administrative expenses of $195,000 and $214,000 for the three months ended June 30, 1996 and 1995, respectively, and $416,000 and $437,000 for the six months ended June 30, 1996 and 1995, respectively.


5. The Registrant received a state income tax refund of $1,824,000 and related interest of $576,000 in February 1996 for prior tax years. The interest received is included in other income, while the tax refund reduced the Registrant's 1996 annual effective income tax rate.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (CONTINUED)

6. On February 8, 1996 the Registrant sold its National Perlite Products Company subsidiary for $1,900,000 in cash. The sale resulted in a $625,000 pretax gain which is included in the gain on sale of assets.

7. On March 2, 1995, the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $522,000 pretax gain, which is included in the gain on sale of assets.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                  Due to the seasonal nature of the Registrant's Marine Transportation business segment, the operating results and cash flows for the first half of the year are not necessarily indicative of the results to be expected for the full year. The Registrant's Marine Transportation business segment historically does not generate revenues in the first quarter of the year due to adverse weather conditions on the Great Lakes.

                               FINANCIAL CONDITION
                               -------------------

                  The Registrant's operating activities used cash of $10,199,000 in the first half of 1996 compared to $1,667,000 for the same period in 1995. Vessel maintenance costs, which are deferred and amortized over the Marine Transportation sailing season, totaled $7,362,000 and $5,685,000 as of June 30, 1996 and 1995, respectively. Accounts receivable increased by $5,156,000 for the six months ended June 1996 compared to a decrease of $1,061,000 for the same period of 1995. Accounts payable declined $2,742,000 in the first half of 1996, while accounts payable balances increased by $1,793,000 for the same period in 1995. Accrued expenses and income taxes increased by $30,000 and $2,705,000, respectively, during the first half of 1996 compared to decreases of $1,625,000 and $953,000 for the first half of 1995. Cash generated through the collection of receivables in the first half of 1996 was not as significant as in the same period in the prior year, while additional cash was used for the payment of accounts payable and deferred vessel maintenance costs. The increase in cash used for operating activities in the first half of 1996 resulted primarily from the Registrant's Marine Transportation business segment. Heavy ice conditions experienced by the Registrant's vessel fleet on the Great Lakes and rivers at the end of 1995 persisted through April and May causing delays to be 20 to 25 percent over historical levels for the period. Delay costs caused by the adverse weather conditions are not expected to be recovered. All twelve vessels have been in operation since mid-May. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Expenditures for property and equipment amounted to $3,220,000 through the first six months of 1996 compared to $4,997,000 for the same period in 1995. During the first six months of 1995 the Registrant expended $1,127,000 and $705,000 in vessel inspection costs and improvements, respectively. No vessel inspections are required in 1996.

                         -------------------

                  In the first half of 1996, the Registrant received $1,585,000 and $2,390,000 on the sale of marketable securities and certain non-operating properties, respectively. Properties sold during 1996 include the Registrant's National Perlite Products Company subsidiary for $1,900,000 and its Brownsville, Texas facility for $275,000. The Registrant received $504,000 and $702,000 on the sale of marketable securities and certain non-operating properties, respectively, for the same period in 1995. The principal property sold in 1995 was certain undeveloped clay properties for $530,000.

                  The Registrant made long-term debt payments of $4,238,000 and $4,738,000 in the first six months of 1996 and 1995, respectively. In the first half of 1995, the Registrant also made Iron Ore investment advances of $2,812,000 to fund its proportionate share of Eveleth Mines' debt. Eveleth's debt was fully paid in May 1995.

                  The Registrant declared dividends of $.60 in the first half of both 1996 and 1995. Dividends paid were $1,471,000 for the first half of 1995 compared to $1,487,000 for the same period of 1995. The Registrant purchased 25,444 shares of its Common Stock on the open market for $1,019,000 in the first half of 1996 and 12,150 shares for $395,000 in the first half of 1995 and placed these shares in treasury.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

                  The Registrant's income from operations declined by 42% in the first half of 1996 to a level of $4,759,000 on revenues of $79,563,000, compared to $8,221,000 on revenues of $83,428,000 for the same period in 1995. Income before income taxes was $5,439,000 for the first six months of 1996, compared to $6,114,000 for the first six months of 1995. Net income for the first half of 1996 was $4,239,000 or $1.73 per share compared to $4,512,000 or $1.82 per share for the same period in 1995.

                  Income before income taxes for the first six months of 1996 includes gains of $1,033,000 on the sale of current marketable securities and $846,000 on the sale of non-operating properties. Properties sold include National Perlite Products Company, which had not operated over the past two years. A $625,000 nontaxable gain was realized on the sale of this wholly-owned subsidiary. The Registrant received a $1,824,000 state income tax refund and related interest income of $576,000 during the first half of 1996 related to prior tax years. As a result, the Registrant's 1996 annual effective income tax rate was reduced. Income before income taxes for the first six months of 1995 included gains of $303,000 on the sale of current marketable securities and $522,000 on the sale of undeveloped clay properties in Tennessee. Net income, excluding the above gains and tax refund, was $2,059,000 or $.84 per share for the first half of 1996 and $3,968,000 or $1.60 per share for the first half of 1995.

                        ---------------------

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

                  Interest expense declined 30% in the first half of 1996, compared to the same period in the prior year, due to an overall reduction in debt and lower interest rates.

                  Operating results of the Registrant's business segments for the six months ended June 30, 1996 and 1995 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

                  Operating revenues for the Registrant's Marine Transportation business segment decreased 12% to $26,724,000 for the first half of 1996 compared to $30,340,000 for the same period in 1995. The segment's operating profit of $198,000 for the first half of 1996 decreased 95% compared to $4,268,000 for the same period in 1995. The start of the Marine Transportation season was slow and costly with the fleet encountering heavy ice conditions in the rivers and upper Great Lakes regions. These conditions were as difficult or worse than those encountered at the end of the 1995 sailing season, when year end financial performance was adversely affected. At the start of the 1996 sailing season, only seven of the twelve vessels in the fleet marginally operated, compared to 1995 when eleven of the twelve operated in extremely favorable conditions. The segment's operating profit was also adversely impacted due to higher fuel costs and higher labor and repair charges as a result of the unfavorable sailing conditions. Currently, all twelve vessels are in operation. Tonnage levels for the year should be comparable to the 21,486,000 tons hauled in 1995.

                  Net sales for the Registrant's Industrial Sands business segment amounted to $21,293,000 for the first half of 1996, a 4% increase over sales of $20,515,000 for the first half of 1995. The segment's operating profit decreased by 2% from $4,106,000 for the first half of 1995 to $4,009,000 for the first half of 1996. The decrease in operating profit can be attributed to the segment's Glass Rock operations. Its inability to service major customers reliably as a result of production problems and high iron content in the product negatively impacted sales and operating profit.

                  Operating results of the Registrant's Iron Ore business segment were as follows (in thousands):

                                                               Six Months Ended
                                                                    June 30
                                                                1996        1995
        Net sales                                            $ 14,083    $ 11,443
        Cost of sales                                          14,771      12,856
                                                             --------    --------
                 Gross margin                                    (688)     (1,413)

        Credit through reduction of Iron Ore
           impairment obligations                               1,750       1,750
                                                             --------    --------
                 Adjusted gross margin                          1,062         337

        Royalties and management fee revenue                    1,866       1,910

        General, administrative and selling expenses - net        280         289
                                                             --------    --------
        Operating profit                                     $  2,648    $  1,958
                                                             ========    ========

                        ---------------------

                   SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1995

Net sales and operating profit were significantly higher for the first six months of 1996 on accelerated shipments at higher market prices to meet a strong spot market demand from the steel industry. Eveleth Mines' revised estimated production approximates 5,100,000 tons in 1996, and the Registrant anticipates that it will sell its related contractual allotment of iron ore pellets.

                  At the end of 1995, the Registrant notified the other owners of the Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. On June 20, 1996, the Registrant announced that it reached an agreement in principle to sell its 18.5 percent interest in Eveleth Mines to the other owners. Although specific terms of the sale remain to be negotiated, the sale does include cash proceeds of $5,000,000 plus the assumption of certain liabilities by the other owners. Any gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment will be determined once the terms of the agreement have been finalized. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss. An agreement is expected to be completed in the third quarter of 1996. Included in the Iron Ore business segment's general, administrative and selling expenses - net is $416,000 and $437,000 of allocated corporate and general administrative expenses for the six months ended June 30, 1996 and 1995, respectively. The Registrant expects to allocate these expenses over the remaining business segments subsequent to the sale of its interest in Eveleth Mines.

                  Net sales for the Registrant's Refractories & Minerals business segment amounted to $15,551,000 for the first half of 1996, which was a decrease of 19% compared to $19,154,000 for the first half of 1995. The segment's operating loss was $140,000 for the first half 1996 compared to operating profit of $181,000 for the first half of 1995. Although metallurgical treatment product sales declined by $1,465,000 for the first six months of 1996 compared to the same period of 1995, the segment was able to control costs and maintain strong profit margins related to sales of this product. Net sales and operating profit of the segment's ingot hot top products declined by $2,146,000 and $723,000, respectively, for the first half of 1996 compared to the first half of 1995. The decline was anticipated, as the Registrant is one of the few remaining suppliers of ingot products to steel producers who have not shifted to the continuous casting process. As a result of assessing the segment's existing product lines, the Registrant reached agreements to sell its refractory shapes and coatings production capacities in July 1996. Combined, these products represented $2,600,000 in net sales for both the first six months of 1996 and 1995. A pretax loss of approximately $1,000,000 will be recorded in the third quarter of 1996 as a result of these transactions.

                        --------------------

                  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

                  The Registrant's income from operations declined by 50% in the second quarter of 1996 to $3,597,000, on revenues of $51,811,000, compared to $7,195,000, on revenues of $57,496,000 for the same period of 1995. Income before income taxes was $2,876,000 for the second quarter of 1996 compared to $5,923,000 for the same period of 1995. Net income was $2,261,000 or $.93 per share compared to net income of $4,375,000 or $1.77 per share for the same quarter of 1995. The decline in consolidated revenues can be attributed to lower volume experienced by the Registrant's Marine Transportation and Refractories & Minerals business segments. The decline in net income is primarily a result of delays and higher costs experienced by the Marine Transportation business segment as a result of the unfavorable conditions on the upper Great Lakes and rivers.

                  Interest expense declined 29% in the second quarter of 1996, compared to the same quarter in the prior year, due to an overall reduction in debt and lower interest rates.

                  Operating results of the Registrant's business segments for the second quarter ended June 30, 1996 and 1995 are discussed below. The comments set forth above in the six months comparison generally apply, except as noted, when comparing the second quarter of 1996 to the same period in 1995.

                  Operating revenues for the Registrant's Marine Transportation business segment of $26,311,000 for the second quarter of 1996 declined 9% compared to $29,014,000 for the second quarter of 1995. The segment's operating profit of $965,000 for the second quarter of 1996 compared to $4,485,000 for the second quarter of 1995.

                  Net sales for the Registrant's Industrial Sands business segment amounted to $10,926,000 for the second quarter of 1996, a 2% decrease from 1995 second quarter sales of $11,200,000. The segment's 1996 second quarter operating profit of $2,350,000 decreased 13% from the 1995 second quarter profit of $2,697,000. The decreases in net sales and operating profit can be attributed to the segment's Glass Rock operation, as previously discussed, as well as an apparent softening of the frac sand market, which negatively impacted the segment's Brady operation.

                  Operating results of the Registrant's Iron Ore business segment were as follows (in thousands):

                                                              Three Months Ended
                                                                    June 30
                                                                1996       1995
                                                                ----       ----
         Net sales                                            $ 5,881    $ 6,967
         Cost of sales                                          6,289      7,620
                                                              -------    -------
                  Gross margin                                   (408)      (653)

         Credit through reduction of Iron Ore
            impairment obligations                                875        875
                                                              -------    -------
                  Adjusted gross margin                           467        222

         Royalties and management fee revenue                     999      1,063

         General, administrative and selling expenses - net       161        130
                                                              -------    -------
         Operating profit                                     $ 1,305    $ 1,155
                                                              =======    =======

                  THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1995

The decline in net sales is the result of lower tonnage sold to the Eveleth partners and on the spot market. Royalty income was also negatively impacted by lower Eveleth Mines production and a lower royalty rate. Operating profit improved as a result of higher selling prices and lower fixed costs.

                  At the end of 1995, the Registrant notified the other owners of the Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. On June 20, 1996, the Registrant announced that it reached an agreement in principle to sell its 18.5 percent interest in Eveleth Mines to the other owners. Although specific terms of the sale remain to be negotiated, the sale does include cash proceeds of $5,000,000 plus the assumption of certain liabilities by the other owners. Any gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment will be determined once the terms of the agreement have been finalized. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss. An agreement is expected to be completed in the third quarter of 1996. Included in the Iron Ore business segment's general, administrative and selling expenses - net is $195,000 and $214,000 of allocated corporate and general administrative expenses for the second quarter of 1996 and 1995, respectively. The Registrant expects to allocate these expenses over the remaining business segments subsequent to the sale of its interest in Eveleth Mines.

                  Net sales for the Registrant's Refractories & Minerals business segment amounted to $7,693,000 for the second quarter of 1996, which was a 16% decline compared to $9,207,000 for the second quarter of 1995. Operating loss for the segment was $83,000 for the second quarter of 1996 compared to operating profit of $36,000 for the second quarter of 1995.

PART II.  OTHER INFORMATION
- ---------------------------

ITEM 1.  LEGAL PROCEEDINGS
- -------  -----------------

                  As previously reported the Registrant and its wholly owned subsidiary, Oglebay Norton Taconite Company, are defendants in a civil action for sexual harassment before the United States District Court, District of Minnesota, Fifth Division, captioned Lois E. Jenson et al vs. Eveleth Taconite Company et al. On March 28, 1996, the Special Master assigned to this matter filed his Report and Recommendation with the Court. He did not recommend an award of punitive damages against any defendant. He did recommend a total of $214,500 in damages be awarded to the plaintiffs in varying amounts. This award included $32,000 in civil penalties to the State of Minnesota.

                  The plaintiffs have filed a motion to reject and modify the Special Master's Report and Recommendation. Oral arguments on the plaintiffs' motion were heard on June 7, 1996, however, a final ruling has yet to be handed down.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                   (a)  Exhibits
                           (27) - Financial Data Schedule

                   (b)  Reports on Form 8-K - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       OGLEBAY NORTON COMPANY

DATE:  August 14, 1996                 By: /s/ R.J. Kessler
                                          -----------------------------------
                                                  R. J. Kessler
                                                Vice President -
                                              Finance and Planning
                                           On behalf of the Registrant
                                           and as Principal Financial
                                             and Accounting Officer