Form 10-Q
period 1996-09-30
OGLEBAY NORTON CO
filed 1996-11-14
CIK 73918

                                                   Sequential Page 1 of 14 Pages




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





        For Quarter Ended September 30, 1996 Commission File number 0-663
                          ------------------                        -----

                             OGLEBAY NORTON COMPANY
                             ----------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                       34-0158970
             --------                                       ----------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                         Identification No.)


           1100 Superior Avenue  Cleveland, Ohio           44114-2598
           -------------------------------------           ----------
          (Address of principal executive offices)         (Zip Code)


    Registrant's telephone number, including area code   216 861-3300
                                                         ------------

                                      None
                              -------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.


                           Yes   X                 No
                               -----                  -----

Shares of Common Stock outstanding at October 31, 1996:  2,417,687
                                                         ---------
Index on sequential page 2.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX







                                                                  SEQUENTIAL
                                                                  PAGE NUMBER
                                                                  -----------

   PART I.  FINANCIAL INFORMATION
   ------------------------------

         Condensed Consolidated Balance
         Sheet - September 30, 1996 (Unaudited) and
         December 31, 1995                                              3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended September 30, 1996 and 1995 and Nine
         Months Ended September 30, 1996 and 1995                       4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Nine Months
         Ended September 30, 1996 and 1995                              5

         Notes to Condensed Consolidated Financial
         Statements                                                    6-7

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    7-13



   PART II.  OTHER INFORMATION                                        13-14
   ---------------------------


                          PART I. FINANCIAL INFORMATION

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

              ASSETS
                                                   SEPTEMBER 30    December 31
                                                       1996           1995
                                                       ----           ----
                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                        $ 21,506,490   $ 22,660,436
  Marketable securities                               1,851,300      3,555,550
  Accounts receivable, less reserve for doubtful
    accounts (1996-$608,000;
     1995-$511,000)                                  27,697,807     27,681,413
  Inventories

    Raw materials and finished products               2,458,546      3,456,857
    Operating supplies                                2,325,911      2,311,529
                                                   ------------   ------------
                                                      4,784,457      5,768,386
  Deferred income taxes                               3,338,281      3,033,075
  Prepaid  expenses                                   5,913,331      1,775,417
                                                   ------------   ------------

      TOTAL CURRENT ASSETS                           65,091,666     64,474,277



INVESTMENTS                                           9,968,911     10,519,241

PROPERTIES AND EQUIPMENT                            301,779,224    304,828,977
  Less allowances for depreciation
   and amortization                                 156,585,858    153,235,099
                                                   ------------   ------------
                                                    145,193,366    151,593,878

PREPAID PENSION COSTS AND OTHER ASSETS               29,027,534     27,668,477
                                                   ------------   ------------
                                                   $249,281,477   $254,255,873
                                                   ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   SEPTEMBER 30    December 31
                                                       1996            1995
                                                       ----            ----
                                                    (UNAUDITED)
CURRENT LIABILITIES
 Current portion of long-term debt                $   8,476,450  $   8,476,450
 Accounts payable                                     4,119,843      6,564,012
 Payrolls and other accrued compensation              5,040,509      7,283,660
 Accrued expenses                                    11,415,299     14,219,918
 Income taxes                                         4,778,616      1,311,849
 Iron Ore impairment obligations                      2,074,993      4,699,996
                                                  -------------  -------------

  TOTAL CURRENT LIABILITIES                          35,905,710     42,537,885


LONG-TERM DEBT, less current portion                 39,283,788     43,641,125
POSTRETIREMENT BENEFITS OBLIGATIONS                  31,654,161     31,559,405
OTHER LONG-TERM LIABILITIES                          19,069,461     19,922,291
DEFERRED INCOME TAXES                                20,755,529     20,329,760

STOCKHOLDERS' EQUITY
 Preferred stock, without par value,
  authorized 5,000,000 shares;
  none issued                                               -0-            -0-
 Common stock, par value $1 per share,
  authorized 10,000,000 shares;
  issued 3,626,666 shares                             3,626,666      3,626,666
 Additional capital                                   9,428,440      9,078,611
 Unrealized gains                                       810,158      1,468,476
 Retained earnings                                  121,549,933    113,566,048
                                                  -------------  -------------
                                                    135,415,197    127,739,801

 Treasury stock, at cost - 1,201,134
  and 1,160,790 shares at respective dates          (31,492,131)   (29,806,819)
 Unallocated Employee Stock Ownership
  Plan shares                                        (1,310,238)    (1,667,575)
                                                  -------------  -------------
                                                    102,612,828     96,265,407
                                                  $ 249,281,477  $ 254,255,873
                                                  =============  =============

See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                         Three Months Ended                       Nine Months Ended
                                                           September 30                             September 30
                                                --------------------------------------         ----------------------
                                                    1996                   1995             1996                  1995
                                                    ----                   ----             ----                  ----
REVENUES
   Net sales                                  $ 27,314,595           $ 26,419,446      $ 78,288,335        $ 77,597,337
   Operating revenues                           30,647,498             29,816,621        57,371,256          60,156,818
   Royalties and management fees                 1,126,229              1,152,413         2,991,909           3,061,928
                                              ------------           -------------    -------------       -------------
                                                59,088,322             57,388,480       138,651,500         140,816,083

COSTS AND EXPENSES
   Cost of goods sold                           21,671,403            21,987,929         63,510,707          64,751,865
   Operating expenses                           25,064,722            23,925,714         50,092,550          48,424,072
   General, administrative and
      selling expenses                           3,341,655             4,003,231         11,278,851          11,947,958
   Loss on sale of production capacities and
      shutdown of facilities                     1,077,845                                1,077,845
                                              ------------           -------------    -------------       -------------

                                                51,155,625            49,916,874        125,959,953         125,123,895

INCOME FROM OPERATIONS                           7,932,697             7,471,606         12,691,547          15,692,188

Gain on sale of assets                             509,139             2,857,861          2,387,703           3,836,700
Interest, dividends and other income               493,175               410,014          2,125,763           1,128,310
Other expense                                     (533,600)             (777,002)        (1,707,136)         (2,197,877)
Interest expense                                  (775,073)           (1,010,763)        (2,432,842)         (3,393,633)
                                              ------------           -------------    -------------       -------------

INCOME BEFORE INCOME TAXES                       7,626,338             8,951,716         13,065,035          15,065,688
Income taxes                                     1,565,000             2,142,000          2,765,000           3,744,000
                                              ------------         --------------     -------------      --------------

NET INCOME                                    $  6,061,338          $  6,809,716       $ 10,300,035       $  11,321,688
                                              ============         ==============      ============       =============


NET INCOME PER SHARE OF COMMON STOCK          $       2.49          $       2.76       $       4.21       $        4.57
                                              ============         ==============      ============       =============


DIVIDENDS PER SHARE OF COMMON STOCK           $        .35          $        .30       $        .95       $         .90
                                              ============         ==============      ============       =============


Average number of shares of Common Stock
    outstanding                                  2,432,679             2,471,526          2,444,835           2,476,053






See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Nine Months Ended
                                                                                  September 30
                                                                                  ------------
                                                                             1996             1995
                                                                             ----             ----

OPERATING ACTIVITIES
  Net income                                                            $ 10,300,035    $ 11,321,688
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                        10,201,536      10,289,660
     Deferred income taxes                                                   748,000        (350,519)
     Gain on sale of assets                                               (1,762,702)     (3,836,699)
     Gain on sale of business                                               (625,000)
     Loss on sale of production capacities and shutdown of facilities      1,077,845
     Prepaid pension costs and other assets                               (2,099,982)     (1,586,787)
     Deferred vessel maintenance costs                                    (2,994,858)     (1,653,443)
     Decrease in accounts receivable                                          20,137       3,672,009
     Decrease in inventories                                                 942,814         517,716
     (Decrease) increase in accounts payable                              (2,421,382)        208,159
     Decrease in payrolls and other accrued compensation                  (2,018,837)     (1,835,504)
     Decrease in accrued expenses                                         (3,615,035)       (688,535)
     Increase in income taxes                                              3,474,581       1,633,631
     Other operating activities                                           (4,044,593)     (2,210,306)
                                                                        ------------    ------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                    7,182,559      15,481,070

INVESTING ACTIVITIES
  Purchases of properties and equipment                                   (4,733,003)     (5,922,265)
  Proceeds from sale of assets                                             2,859,359       4,775,372
  Proceeds from sale of business                                           1,900,000
  Iron Ore and other investments                                              24,417      (3,113,450)
                                                                        ------------    ------------

              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES            50,773      (4,260,343)

FINANCING ACTIVITIES
  Payments on long-term debt                                              (4,357,337)     (4,857,338)
  Payments of dividends                                                    2,316,150)     (2,227,523)
  Purchases of Treasury Stock                                             (1,713,791)       (449,192)
                                                                        ------------    ------------

     NET CASH USED FOR FINANCING ACTIVITIES                               (8,387,278)     (7,534,053)
                                                                        ------------    ------------

  (Decrease) increase in cash and cash equivalents                        (1,153,946)      3,686,674

CASH AND CASH EQUIVALENTS, JANUARY 1                                      22,660,436      17,720,419
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                 $ 21,506,490    $ 21,407,093
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

3. In July 1996, the Registrant's Refractories & Minerals subsidiary executed agreements to sell its refractory shapes and coatings production capacities. A pretax loss of $1,078,000 was recognized during the third quarter as a result of the sale of these production capacities. The loss also includes the shutdown of the Refractories & Minerals' Cleveland facility which manufactured these products. No further losses are anticipated with respect to these actions.

4. At the end of 1995, the Registrant notified the other owners of Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. On June 20, 1996, the Registrant reached an agreement in principle to sell its
     18.5 percent interest in Eveleth Mines to the other owners of Eveleth Mines. Specific terms of the sale continue to be negotiated. Any gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment will be determined once the terms of the agreement have been finalized. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss. An agreement is expected to be completed by the end of 1996. Operating results of the Registrant's Iron Ore business segment included in the consolidated statement of operations are as follows (in thousands):

                                                 Three Months Ended                  Nine Months Ended
                                                    September 30                       September 30
                                              1996                1995             1996            1995
                                            --------------------------          -----------------------
                  Revenues                   $9,409             $8,020            $25,358       $21,373
                  Operating profit            1,955              1,439              5,019         3,834
                  Net Income                  1,308                998              3,392         2,579

                  Operating profit and net income exclude allocated corporate and general administrative expenses of $166,000 and $219,000 for the three months ended September 30 1996 and 1995, respectively, and $582,000 and $655,000 for the nine months ended September 30,1996 and 1995, respectively.

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

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


6. On February 8, 1996 the Registrant sold its National Perlite Products Company subsidiary for $1,900,000 in cash. The sale resulted in a $625,000 pretax gain, which is included in the gain on sale of assets within the condensed consolidated statement of operations.

7. In the third quarter of 1995, the Registrant sold the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay for a total of $2,524,000 in cash resulting in pretax gains of $2,324,000. On March 2, 1995, the Registrant sold for cash certain undeveloped clay properties located in Tennessee resulting in a $522,000 pretax gain. All of these gains are included in the gain on sale of assets.

8. On November 5, 1996, the Registrant's Refractories & Minerals segment purchased substantially all the assets and production capacities of a manufacturer of metallurgical treatment and hot top compound products located in Kingsford Heights, Indiana. It is the segment's expectations to grow its metallurgical treatments business on a regional basis and it is anticipated that this acquisition will provide a catalyst for growth in the Chicago steel market. This acquisition is not material to the Registrant's consolidated assets or consolidated operations.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

     Due to the seasonal nature of the Registrant's Marine Transportation business segment, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year. The Registrant's Marine Transportation business segment historically does not generate revenues in the first quarter of the year due to adverse weather conditions on the Great Lakes.


                               FINANCIAL CONDITION
                               -------------------

     The Registrant's operating activities provided cash of $7,183,000 in the first nine months of 1996 compared to $15,481,000 for the same period in 1995. Vessel maintenance costs, which are included within prepaid expenses and deferred and amortized over the Marine Transportation sailing season, totaled $2,995,000 and $1,653,000 as of September 30, 1996 and 1995, respectively.
Accounts receivable decreased by $20,000 for the nine months ended September 1996 compared to a decrease of $3,672,000 for the same period of 1995. Accounts payable declined $2,421,000 through the first nine months of 1996, while accounts payable balances increased by $208,000 for the same period in 1995. Accrued expenses decreased by $3,615,000 and $689,000 during the first nine months of 1996 and 1995, respectively. Income taxes increased during the first nine months of 1996 by $3,475,000 compared to an increase of $1,634,000 during the same period of 1995. Accounts receivable collections decreased during the first nine months of 1996 as compared to the same period of 1995 due to lower revenues experienced during the fourth quarter of 1995 as compared to the fourth quarter of 1994. During the first nine months of 1996 additional cash was used for the payment of accounts payable, deferred vessel maintenance costs and accrued expenses, as compared to the first nine months

                         -------------------

of 1995. The decrease in cash provided by operating activities during the first nine months of 1996 resulted primarily from the Registrant's Marine Transportation business segment. Heavy ice conditions experienced by the Registrant's vessel fleet on the Great Lakes and rivers at the end of 1995 persisted through April and May causing delays to be 20 to 25 percent over historical levels for the period. Delay and repair costs caused by the adverse weather conditions are not expected to be recovered. All twelve vessels have been in operation since mid-May. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

     Expenditures for property and equipment amounted to $4,733,000 through the first nine months of 1996 compared to $5,922,000 for the same period in 1995. Included in the 1995 expenditures for property and equipment is $2,037,000 in vessel inspection costs. No vessel inspections are required in 1996.

     In the first nine months of 1996, the Registrant received $2,050,000 and $2,709,000 on the sale of marketable securities and certain non-operating properties, respectively. The non-operating properties sold during 1996 include the Registrant's National Perlite Products Company subsidiary for $1,900,000 and the Registrant's Brownsville, Texas facility for $275,000. In addition, the Registrant sold its refractory shapes and coatings production capacities for $165,000 in July 1996. The Registrant received $1,373,000 and $3,402,000 on the sale of marketable securities and certain non-operating properties, respectively, for the same period in 1995. The principal properties sold in 1995 include certain undeveloped clay properties for $530,000 and the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay for $2,524,000.

     The Registrant made long-term debt payments of $4,357,000 and $4,857,000 in the first nine months of 1996 and 1995, respectively. In the first half of 1995, the Registrant also made Iron Ore investment advances of $2,812,000 to fund its proportionate share of Eveleth Mines' debt. Eveleth's debt was fully paid in May 1995.

     The Registrant declared dividends of $.95 in the first nine months of 1996 and $.90 in the first nine months of 1995. Dividends paid were $2,316,000 for the first nine months of 1996 compared to $2,228,000 for the same period of 1995. The Registrant purchased on the open market, and placed in treasury, 41,444 shares of its Common Stock for $1,714,000 in the first nine months of 1996 and 14,450 shares for $475,000 in the first nine months of 1995.

     Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1996. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.

                              RESULTS OF OPERATIONS
                              ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995


     The Registrant's income from operations declined by 19% in the first nine months of 1996 to a level of $12,692,000 on revenues of $138,652,000, compared to $15,692,000 on revenues of $140,816,000 for the same period in 1995. Income before income taxes was $13,065,000 for the first nine months of 1996, compared to $15,066,000 for the first nine months of 1995. Net income for the first three quarters of 1996 was $10,300,000 or $4.21 per share compared to $11,322,000 or $4.57 per share for the same period in 1995.

     Income before income taxes for the first nine months of 1996 includes gains of $1,344,000 on the sale of current marketable securities and $1,044,000 on the sale of non-operating properties. Properties sold include National Perlite Products Company, which had not operated over the past two years. A $625,000 nontaxable gain was realized on the sale of this wholly-owned subsidiary. In the third quarter of 1996, the Registrant's Refractories & Minerals subsidiary sold its refractory shapes and coatings production capacities and shutdown its Cleveland facility which manufactured these products, resulting in a loss of $1,078,000. No further losses are anticipated with respect to these actions. The Registrant received a $1,824,000 state income tax refund, which related to prior tax years, and related interest income of $576,000, during the first quarter of 1996. As a result, the Registrant's 1996 annual effective income tax rate was reduced. Income before income taxes for the first nine months of 1995 included gains of $836,000 on the sale of current marketable securities and $3,001,000 on the sale of certain non-operating properties. The gains recognized include $520,000 on the sale of undeveloped clay properties in Tennessee and $2,324,000 on the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay. Net income, excluding the above items, was $7,895,000 or $3.23 per share for the first nine months of 1996 and $8,790,000 or $3.55 per share for the first nine months of 1995.

     Interest expense declined 28% in the first three quarters of 1996, compared to the same period in the prior year, due to an overall reduction in debt and lower interest rates.

     Operating results of the Registrant's business segments for the nine months ended September 30, 1996 and 1995 are discussed below. It is the policy of the Registrant to allocate certain corporate general and administrative expenses to its business segments.

     Operating revenues for the Registrant's Marine Transportation business segment decreased 5% to $57,371,000 for the first three quarters of 1996 compared to $60,157,000 for the same period in 1995. The segment's operating profit of $5,111,000 for the first nine months of 1996 decreased 45% compared to $9,362,000 for the same period in 1995. The start of the Marine Transportation season was slow and costly with the fleet encountering heavy ice conditions in the rivers and upper Great Lakes regions. These conditions were as difficult or worse than those encountered at the end of the 1995 sailing season, when year end financial performance was adversely affected. At the start of the 1996 sailing season, only seven of the twelve vessels in the fleet marginally operated, compared to 1995 when eleven of the twelve operated in extremely favorable conditions. The segment's operating profit was also adversely impacted due to higher fuel costs and higher labor and repair charges as a result of the unfavorable sailing conditions. Currently, all twelve vessels are in operation. Provided that favorable weather conditions continue through the end of the sailing season, tonnage levels for the year are expected to be comparable to the 21,486,000 tons hauled in 1995, however, it is anticipated that operating profit will fall short of the prior year level.

                        ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995

     Net sales for the Registrant's Industrial Sands business segment amounted to $32,743,000 for the first nine months of 1996, a 6% increase over sales of $30,967,000 for the first nine months of 1995. The segment's operating profit increased by 16% from $5,886,000 for the first nine months of 1995 compared to $6,853,000 for the same period of 1996. The increase in operating profit can be attributed to the segment's Brady, Texas and Riverside, California operations. Increased oil prices have resulted in a strong demand in frac sand from the Brady operation, while the Riverside operation experienced strong demand from the construction markets. Both operations benefited from a decrease in operating costs per ton. The segment's increase in operating profit was tempered by a decrease in operating profit at the segment's Glass Rock operation. Its inability to reliably service major customers, as a result of production problems and high iron content in the sand, negatively impacted sales and operating profit earlier in the year.

     Operating results of the Registrant's Iron Ore business segment were as follows (in thousands):

                                                       Nine Months Ended
                                                          September 30
                                                         1996      1995
                                                         ----      ----
Net sales                                            $ 22,366    $ 18,312
Cost of sales                                          23,329      20,416
                                                     --------    --------
         Gross margin                                    (963)     (2,104)

Credit through reduction of Iron Ore
   impairment obligations                               2,625       2,625
                                                     --------    --------
         Adjusted gross margin                          1,662         521

Royalties and management fee revenue                    2,992       3,062

General, administrative and selling expenses - net        217         404
                                                     --------    --------
Operating profit                                     $  4,437    $  3,179
                                                     ========    ========

Net sales and operating profit were significantly higher for the first nine months of 1996 on increased shipments at higher market prices to meet a strong spot market demand from the steel industry.

     At the end of 1995, the Registrant notified the other owners of the Eveleth Mines of its decision not to renew its contract as manager and employer of Eveleth Mines beyond the current expiration date of December 31, 1996. On June 20, 1996, the Registrant announced that it reached an agreement in principle to sell its 18.5 percent interest in Eveleth Mines to the other owners. Specific terms of the sale continue to be negotiated. Any gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment will be determined once the terms of the agreement have been finalized. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss. An agreement is expected to be completed by the end of 1996. Included in the Iron Ore business segment's general, administrative and selling expenses - net is $582,000 and $655,000 of allocated corporate and general administrative expenses for the three quarters ended September 30, 1996 and 1995, respectively. The Registrant expects to allocate these expenses over the remaining business segments subsequent to the sale of its interest in Eveleth Mines.

                        ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1995


     Net sales for the Registrant's Refractories & Minerals business segment amounted to $23,134,000 for the first nine months of 1996, which was a decrease of 18% compared to $28,190,000 for the first nine months of 1995. The segment's operating loss of $944,000 for the first nine months of 1996 includes, as previously discussed, the recognition of a $1,078,000 loss on the sale of its refractory shapes and coatings productions capacities and the shutdown of the Cleveland facility which manufactured these products. No further losses are anticipated with respect to these actions. The segment experienced an operating profit of $455,000 for the first three quarters of 1995. Although metallurgical treatment product sales declined by $2,247,000 for the first nine months of 1996, compared to the same period of 1995, profitability of this product line continues to improve in relation to sales. Net sales and operating profit of the segment's ingot hot top products declined by $2,381,000 and $545,000, respectively, for the first nine months of 1996 compared to the first nine months of 1995. The decline was anticipated, as the Registrant is one of the few remaining suppliers of ingot products to steel producers who have not shifted to the continuous casting process. Combined, refractory shapes and coatings products represented $3,635,000 in net sales and $308,000 in operating profit for the first nine months of 1996, compared to $4,056,000 in net sales and $57,000 in operating profit for the first nine months of 1995.


                THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1995

     The Registrant's income from operations increased by 6% in the third quarter of 1996 to $7,933,000, on revenues of $59,088,000, compared to $7,472,000, on revenues of $57,388,000 for the same period of 1995. Income before income taxes was $7,626,000 for the third quarter of 1996 compared to $8,952,000 for the same period of 1995. Net income was $6,061,000 or $2.49 per share compared to net income of $6,810,000 or $2.76 per share for the same quarter of 1995. The increase in consolidated revenues can be attributed to higher sales volume experienced by the Registrant's Marine Transportation, Iron Ore and Industrial Sands business segments. The decline in net income is primarily a result of non-recurring gains and losses recognized during the third quarter of 1996 compared to the same period of 1995.

     Net income for the third quarter of 1996 improved compared to the same quarter of 1995, when such non-recurring gains and losses are excluded. Net income for the third quarter of 1996 includes the effects of pretax gains of $311,000 on the sale of current marketable securities and $198,000 on the sale of non-operating properties. During the third quarter of 1996, the Registrant's Refractories & Minerals subsidiary sold its refractory shapes and coatings production capacities and shutdown the Cleveland facility which manufactured these products, resulting in a loss of $1,078,000. No further losses are anticipated with respect to these actions. The Registrant received a $1,824,000 state income tax refund, which related to prior tax years, during the first quarter of 1996. As a result, the Registrant's annual effective income tax rate was reduced. Net income for the same quarter in 1995 includes the effects of pretax gains of $836,000 on the sale of current marketable securities and $3,001,000 on the sale of non-operating properties. The gains recognized include $520,000 on the sale of undeveloped clay properties in Tennessee and $2,324,000 on the sale of the idled vessels S/S J. Burton Ayers and S/S Crispin Oglebay. Net income, excluding the above non-recurring items was $5,835,000, or $2.40 per share, for the quarter ended September 30 1996, compared to $4,924,000, or $1.99 per share, for the same period in 1995.

                       ---------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1995

     Interest expense declined 23% in the third quarter of 1996, compared to the same quarter in the prior year, due to an overall reduction in debt and lower interest rates.

     Operating results of the Registrant's business segments for the quarters ended September 30, 1996 and 1995 are discussed below. The comments set forth above in the nine months comparison generally apply, except as noted, when comparing the third quarter of 1996 to the same period in 1995.

     Operating revenues for the Registrant's Marine Transportation business segment of $30,647,000 for the third quarter of 1996 increased 3% compared to $29,817,000 for the third quarter of 1995. The increase in revenues can be attributed to rate increases and favorable commodity mix. The segment's operating profit of $4,913,000 for the third quarter of 1996 was 4% less than the operating profit of $5,093,000 for the same period of 1995. The decrease in operating profit is the result of unfavorable fuel costs and higher repair and labor costs associated with the heavy ice conditions experienced at the start of the sailing season.

     Net sales for the Registrant's Industrial Sands business segment totaled $11,450,000 for the third quarter of 1996, a 10% increase from the 1995 third quarter sales of $10,453,000. The segment's 1996 third quarter operating profit of $2,844,000 increased 47% from the 1995 third quarter profit of $1,937,000. The increases in net sales and operating profit can be attributed to the segment's Brady, Texas and Riverside, California operations, as previously discussed.

     Operating results of the Registrant's Iron Ore business segment were as follows (in thousands):


                                                      Three Months Ended
                                                         September 30
                                                        1996       1995
                                                        ----       ----
Net sales                                            $ 8,283    $ 6,869
Cost of sales                                          8,558      7,560
                                                     -------    -------
         Gross margin                                   (275)      (691)

Credit through reduction of Iron Ore
   impairment obligations                                875        875
                                                     -------    -------
         Adjusted gross margin                           600        184

Royalties and management fee revenue                   1,126      1,152

General, administrative and selling expenses - net       (64)       115
                                                     -------    -------
Operating profit                                     $ 1,790    $ 1,221
                                                     =======    =======

The increase in net sales is the result of improved pricing and increased tonnage sold on the spot market. Operating profit improved as a result of higher selling prices and lower fixed costs. Any unamortized balance of the segment's Iron Ore impairment obligations will be included in the computation of the resulting gain or loss arising from the Registrant's discontinuance of its Iron Ore business segment. Included in the Iron Ore business segment's general, administrative and selling expenses - net is $165,000 and $219,000 of allocated corporate and general administrative expenses for the third quarter of 1996 and 1995, respectively. The Registrant expects to allocate these expenses over its remaining business segments subsequent to the sale of its interest in Eveleth Mines.
                                      -12-

                        ---------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1995


     Net sales for the Registrant's Refractories & Minerals business segment amounted to $7,582,000 for the quarter ended September 30 1996, which was a 16% decline compared to $9,035,000 for the quarter ended September 30, 1995. The segment's operating loss for the third quarter of 1996 was $804,000, which includes the $1,078,000 loss recognized on the sale of its refractory shapes and coatings production capacities and the shutdown of the Cleveland facility which manufactured these products, as described earlier. No further losses are anticipated with respect to these actions. The segments operating results, excluding this loss, were comparable to the third quarter of 1995 operating profit of $274,000.


PART II.  OTHER INFORMATION
---------------------------

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

     As previously reported by the Registrant in its Form 10-K filed for the year ended December 31, 1995, the Registrant's subsidiary, Laxare, Inc., is a defendant in a civil action in the Circuit Court of Kanawha County, West Virginia (the "Circuit Court") in which plaintiffs seek compensatory and punitive damages for coal mining and other activity on land in which plaintiffs allegedly hold an interest. In August 1995, Laxare sought protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the "Bankruptcy Court"). Following an order by the Circuit Court against a codefendant, Cannelton Industries, Inc., Cannelton removed the Circuit Court case to the Bankruptcy Court and then sought reconsideration of the Circuit Court's Order.

     In an order issued October 31, 1996, the Bankruptcy Court remanded the case back to the Circuit Court and lifted its automatic stay of proceedings in that court with respect to Laxare, provided that any claims against Laxare that result from an award of damages by the Circuit Court must be asserted in the Bankruptcy Court. The order also granted Laxare's motion to assume four leases which are the property of the Bankruptcy Estate, and permitted Laxare to sublease them to a third party.


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

                                            OGLEBAY NORTON COMPANY


DATE:  November 14, 1996                 By: /s/ R. J. Kessler
                                            --------------------------
                                             R. J. Kessler
                                             Vice President -
                                             Finance and Planning
                                             On behalf of the Registrant
                                             and as Principal Financial
                                             and Accounting Officer