Form 10-K405
OGLEBAY NORTON CO
filed 1997-03-31
CIK 73918

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1996 Commission file number 0-663

                             Oglebay Norton Company
             (Exact name of Registrant as specified in its charter)

          Delaware                                            34-0158970
 ------------------------------                            ----------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

   1100 Superior Avenue - 20th Floor, Cleveland, Ohio         44114-2598
   --------------------------------------------------         ----------
        (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including Area Code: (216) 861-3300

           Securities registered pursuant to Section 12(g) of the Act:
           Common Stock                              Rights to Purchase
           $1 Par Value                                Preferred Stock
           ------------                                ---------------

Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 11, 1997: 2,407,231

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 11, 1997 (calculated by excluding the total number of shares reported under Item 12 hereof) was $ 70,191,436.

Portions of the following document are incorporated by reference:

Proxy Statement for 1997 Annual Meeting of Stockholders (Part III)

The Exhibit Index is located herein beginning at page I-1.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes X . No   .
                         ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

================================================================================

                                     PART I

ITEM 1.  BUSINESS
         --------

A.       General - Industry Segments
         ---------------------------

                  The Registrant, whose predecessors date back to 1854, was incorporated in Delaware in 1931. Its wholly-owned subsidiaries are engaged in the transportation, mining and sale of industrial minerals, and the design and manufacture of metallurgical treatment and refractory products. The principal offices of the Registrant are located at 1100 Superior Avenue, Cleveland, Ohio 44114-2598.

                  The information regarding the amounts of consolidated net sales and operating revenues, consolidated income (loss) from operations and consolidated identifiable assets for the three years ended December 31, 1996, attributable to each of the Registrant's industry segments, Marine Transportation, Industrial Sands and Engineered Materials, appears in Note J of the Consolidated Financial Statement on pages F-18 and F-19 of this Annual Report on Form 10-K.

                  On December 23, 1996, the Registrant sold its entire interest in Eveleth Taconite Company and Eveleth Expansion Company (referred to in previous filings as "Eveleth Mines"), over-riding royalties, certain mining equipment, and the capital stock of Oglebay Norton Taconite Company (previously a wholly-owned subsidiary which was the employer at Eveleth Mines) to Eveleth Mines LLC and Rouge Steel Company in exchange for $5,000,000 and the assumption by the owners of liabilities as defined in the sale agreement. The sale of the discontinued operations resulted in a gain of $570,000 (net of the income tax benefit of $744,000). See Note B-Discontinued Operations of the Consolidated Financial Statements for the operating results of the discontinued operations. Net assets and liabilities of the discontinued operations are presented in the consolidated balance sheet on pages F-4 and F-5.

B.       Principal Products and Services
         -------------------------------

         1.       Marine Transportation
                  ---------------------

                  The Registrant operates U.S. flag self-unloading vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargo on the Great Lakes, serving the integrated steel, electric utility and construction industries. The Registrant's fleet consists of self-unloading vessels which are designed to unload cargo without shoreside assistance.

                   Nine (9) of the vessels are owned by the Registrant and three
(3) are leased as described below. The vessels' cargo capacities range in size from 13,500 tons to 60,000 tons. The newest vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of the Registrant's Great Lakes vessels is due to a scheduled program of regular winter maintenance, periodic renovation and the lack of corrosion because of freshwater operations.

                  One of the owned vessels, the M/V Columbia Star, a 1,000-foot Great Lakes self-unloading bulk carrier, has been financed through the use of bonds issued pursuant to Title XI of the Merchant Marine Act of 1936, as amended. See Note H of the Notes to Consolidated Financial Statements for disclosure of financial data with respect to these bonds.

                  Another vessel, the M/V Wolverine, is leased and operated by the Registrant under a bareboat charter agreement which expires in 1999 and is renewable thereafter for up to ten years. The agreement provides an option to purchase the equity position in the vessel on the semiannual charter hire payment dates in each year and an option to purchase the vessel at the end of the charter period. In October 1996, the Registrant gave notice of its intent to exercise its option to purchase the equity position in the M/V Wolverine on April 15, 1997, at a price to be determined under an appraisal process set forth in the bareboat charter. The price has not been determined as of the date of this filing. The two other leased vessels, the M/V David Z. Norton and the M/V Earl W. Oglebay, formerly known as the M/V William R. Roesch and the M/V Paul Thayer, respectively, are leased under bareboat subcharter and charter agreements, respectively, which expire in 1998 and provide options to purchase the vessels at the end of their respective terms.

                  The Registrant's Marine Transportation business is seasonal. An ordinary annual Great Lakes vessel season of navigation is approximately 259 calendar days. However, the season is affected by weather conditions and customer demand for service which causes the actual days of operation to vary each year. In 1996, the number of vessel sailing days was 3,336 as compared to 3,469 sailing days in 1995. The decrease in the number of vessel sailing days in 1996 as compared to 1995 was the result of unusually bad weather during the first, second and fourth quarters. The decreased sailing days, along with higher fuel costs, negatively impacted operating revenues and costs. In 1996 and 1995, the Registrant operated twelve (12) vessels during each season. Despite the reduced number of sailing days, the Registrant's fleet carried approximately
22.1 million tons in 1996, compared to 21.5 million tons in 1995. The Registrant competes with three other similar-sized U.S. flag Great Lakes commercial fleets and certain steel companies which operate smaller captive fleets. The Registrant's fleet consumes substantial amounts of petroleum fuel products which presently are in adequate supply.

                  On March 19, 1997, the Registrant's wholly-owned subsidiary, Oglebay Norton Terminals, Inc., entered into a 10-year agreement with the Cleveland-Cuyahoga County Port Authority (with an option to extend for an additional 10 years) to lease a dock facility in Cleveland, Ohio. The dock facility will receive cargo from Great Lakes vessels, store it as needed, and transfer cargo for further shipment via surface transportation. The dock facility will also be utilized for the processing and treatment of in-bound and out-bound cargo of dry-bulk commodities such as iron ore, coal, sand, limestone, magnetic concentrate ore, salt, cement and coke. The Registrant expects that its subsidiary will commence operation of the dock facility on April 1, 1997.

                  2.       Engineered Materials
                           --------------------

                  The Registrant's Engineered Materials segment (formerly referred to as the Refractories & Minerals segment) is operated through its wholly-owned subsidiaries Oglebay Norton Engineered Materials, Inc. and Canadian Ferro Hot Metal Specialties Limited. The Engineered Materials segment designs, manufactures and markets ingot hot top products used in molten steel processing, and designs, produces and markets metallurgical treatment products used in the refining of continuous cast and molten steel.

                  The metallurgical treatment products manufactured by the Engineered Materials segment, which account for 11.2% of the Registrant's consolidated net sales and operating revenues, utilize recycled LMF slag and other raw materials under a patent issued by the United States Patent and Trademark Office and assigned to the Registrant, which will expire in 2013. The patent permits the Registrant to produce metallurgical treatment products with superior performance characteristics and at a lower cost than is otherwise possible. LMF slag is an important component in products produced under the patent, the present supply of which the Registrant believes to be adequate. The Registrant believes the patent provides it with a competitive advantage in the market for metallurgical treatment products.

                  The Engineered Materials segments also manufactures and sells hot tops, a coated lid-like covering placed on top of the ingot, which increases the yield from this method of producing steel. The Registrant believes the market for hot tops is expected to decline 30-40% before it stabilizes in the near future.

                  The following is a list of the plants of the Engineered Materials segment:

PLANT LOCATION                                               ACTIVE/INACTIVE
--------------                                               ---------------
Cleveland,  Ohio                                     Inactive / Closed in November, 1996

Dunkirk, Indiana                                     Active

Kingsford Heights, Indiana                           Active/Acquired on November 5, 1996

Warren, Ohio                                         Active

Stoney Creek, Ontario                                Active

                  Oglebay Norton Engineered Materials, Inc. and Canadian Ferro Hot Metal Specialties Limited own the plants and the properties on which the plants are located.

                  The Cleveland Plant was closed in November 1996 in order to achieve greater operating efficiencies. The building and property, which are not material to the Registrant's consolidated assets, will be sold.

                  3.       Industrial Sands
                           ----------------

                  Oglebay Norton Industrial Sands, Inc., a wholly-owned subsidiary of the Registrant, mines and processes industrial sands for the glass, ceramic, recreational, foundry and oil well service industries.



                  The following is a list of the plants of Oglebay Norton Industrial Sands, Inc.:

                                                                            CURRENT            MINIMUM
PLANT NAME AND                                                           CAPACITY (TONS        YEARS OF
LOCATION (1)                     MARKETS SERVED                             IN 000s)          RESERVES (2)
------------                     --------------                             --------          ------------
ORANGE COUNTY                Construction, Specialty and                      550                 15.2
San Juan Capistrano, CA      Recreational Sands

RIVERSIDE                    Pulverized Sand                                   50                  N/A
Riverside, CA

GLASS ROCK                   Glass, Foundry and Ceramic Sands                 500                 18.6
Glenford, OH

MILLWOOD                     Glass, Foundry and Ceramic Sands                 280                 26.4
Howard, OH

BRADY                        Fracture, Filter, Abrasives,                   1,200                143.5
Brady and Voca, TX           Industrial, and Pulverized Sands

BAKERSFIELD                  Specialty Sands                                   20                  N/A
Bakersfield, CA

(1) Oglebay Norton Industrial Sands, Inc. owns all of the listed properties except for the Orange County, California plant, which is held under a lease expiring in 2013.

(2)  Based on full production at current rated annual capacity.

                  The Bakersfield Plant, which is a sand rescreening operation acquired by the Company on January 2, 1997, provides well-packing feedstocks to service companies in the oil and gas industry, and vertically integrates a portion of this Segment's product lines. The Registrant's silica sand operations produced approximately 1,537,000 tons of sand in 1996. The processed sand sold by the Registrant's industrial sand business move by truck and rail to consumers.

C.       Competition
         -----------

                  The Registrant experiences intense competition in all of its business segments from both foreign and domestic companies with which it competes in supplying products and services or which offer alternative choices as to modes of transportation. Vessel rates are an important factor as to the ability of the Registrant's Great Lakes fleet to compete with other independent and captive fleets, railroads and other providers of surface transportation. The Registrant believes that price, product quality and differentiation, and customer service are significant competitive considerations for all of its business segments.

D.       Environmental, Health and Safety Considerations
         -----------------------------------------------

                  The Registrant is subject to various environmental laws and regulations imposed by federal, state and local governments. The Registrant cannot reasonably estimate future costs related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations have not been other than in the ordinary course of business. Although it is possible that the Registrant's future operating results could be affected by future costs of environmental compliance, it is management's belief that such costs will not have a material adverse effect on the Registrant's consolidated financial position. The Registrant is unable to predict the effects of future environmental laws and regulations upon its business.

E.       Principal Customers
         -------------------

                  More than 10% of the Registrant's 1996 net sales and operating revenues was attributable to each of Detroit Edison Company, AK Steel Corporation and LTV Steel Company, Inc. Long-term vessel transportation contracts were the primary sources of revenues from each of the principal customers with additional revenues generated from the sale of iron ore pellets to AK Steel Company and sale of refractory and metallurgical treatment products to LTV Steel Company, Inc. As noted on page 2, the Registrant is no longer in the iron ore business.

F.       Employees
         ---------

                  At December 31, 1996, the Registrant and its subsidiaries employed 935 persons.

ITEM 2.  PROPERTIES
         ----------

                  The Registrant's principal operating properties are described in response to Item 1. The Registrant's executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

                  (1) The Registrant's subsidiary, Laxare, Inc. ("Laxare"), is a defendant in a civil action in the Circuit Court of Kanawha County, West Virginia (the "State Court") in which plaintiffs seek compensatory and punitive damages for coal mining and other activity on land in which plaintiffs allegedly hold an interest. Laxare engaged in coal mining and other activities pursuant to a 1968 lease (the "Lease"), allegedly invalid as against plaintiffs. Identical allegations were made by plaintiffs against codefendant Cannelton Industries, Inc. ("Cannelton"), to which Laxare subleased its interest under the Lease. Plaintiffs seek compensatory and punitive damages in an unspecified amount against Laxare and Cannelton. Cannelton has filed a cross-claim against Laxare under the terms of the sublease for any damages it may suffer as a result of the lawsuit.

                  In August 1995, Laxare sought protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the "Bankruptcy Court"). Following the entry of a partial summary judgment order by the State Court against Cannelton, Cannelton removed the State Court case to the Bankruptcy Court and then sought reconsideration of the State Court's order. In an order issued October 31, 1996, the Bankruptcy Court remanded the case back to the State Court and lifted its automatic stay of proceedings in that court with respect to Laxare, provided that any claims against Laxare that result from an award of damages by the State Court must be asserted in the Bankruptcy Court. The order also granted Laxare's motion to assume four leases which are the property of the Bankruptcy Estate, and permitted Laxare to sublease them to a third party.

                  Following remand of the case to the State Court, the State Court issued a partial summary judgment order against Laxare finding that a trespass by Laxare and Cannelton did occur and rejecting Laxare's and Cannelton's defenses to the alleged trespass. Laxare will file with the West Virginia Supreme Court a petition for appeal from the partial sumary judgement order.

                  Laxare is unable to predict, at this time, the result of the Bankruptcy proceeding which will follow the State Court actions. The Registrant believes that the Bankruptcy proceeding is unlikely to have a material adverse effect on the Registrant's consolidated financial position.


                  (2) The Registrant and certain of its subsidiaries are involved in various other claims and ordinary routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Registrant continues to monitor this situation, but currently believes that these claims and proceedings are unlikely to have a material adverse effect on the Registrant's financial position.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S
- K)

                  The executive officers of the Registrant as of March 11, 1997, unless otherwise indicated, were as follows.

              Name                                          Executive Officer                             Age
              ----                                          -----------------                             ---
R. Thomas Green, Jr.               Chairman of the Board, President and Chief Executive Officer (since     59
                                   1992); Executive Vice President (1990-1992); and Director

Mark P. Juszli                     Vice President-Industrial Sands (since 1995); General                   45
                                   Manager-Industrial Sands (1994-1995); Senior Vice President - Ohio
                                   Region, American Aggregates Corp., Dayton, Ohio, producer of construction aggregates (1993-1994); President, Western Rock
                                   Products, Inc., Albuquerque, New Mexico, producer of railroad ballast
                                   (1992-1993)

Richard J. Kessler                 Vice President-Finance  and Planning (since 1995); Vice President -     60
                                   Finance and Development (1994-1996);  Vice President and Treasurer
                                   (1981-1994)

H. William Ruf                     Vice President-Administrative and Legal Affairs (since 1994); Vice      62
                                   President-Human Resources (1993-1994); Vice President-Employee
                                   Relations (1992-1993); Vice President- Personnel and Industrial
                                   Relations (1978-1992)

Stuart H. Theis                    Vice President-Marine Transportation (since 1994); Assistant to the     54
                                   President (1992 - 1993)

Timothy J. Wojciechowski           Vice President-Engineered Materials (since 1997); Vice                  41
                                   President-Refractories & Minerals (1995-1997); President and Chief
                                   Executive Officer, Concast Standard, Inc., supplier of continuous cast equipment to the steel industry (1994-1995); Director of Marketing,
                                   North American Refractories Company, supplier to the steel industry
                                   (1992-1994)

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

                                    PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND
              ----------------------------------------
              RELATED STOCKHOLDER MATTERS
              ---------------------------

The Company's common stock as reported by NASDAQ is traded on the Over-The-Counter Market. The Company had 473 stockholders of record at December 31, 1996 and 503 at December 31, 1995. The following is a summary of the market range and dividends for each quarterly period in 1996 and 1995 for the Company's common stock.

                                                     Market Range
              Quarterly                   -------------------------------
               Period                     High                       Low                     Dividends
               ------                     ----                       ---                     ---------

1996             4th                     $44-3/4                   $42-1/4                      $.35
                 3rd                      45-1/2                    42-1/4                       .35
                 2nd                      47-1/4                    38-3/4                       .30
                 1st                      41                        37-1/4                       .30

1995             4th                     $38-3/4                   $34-3/4                      $.30
                 3rd                      36-1/2                    33-1/4                       .30
                 2nd                      34-1/4                     32                          .30
                 1st                      34                         30                          .30

ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and Shares in Thousands, Except Per Share Amounts)

                                                                     YEAR ENDED
                                                              1996         1995
                                                          ----------------------
OPERATIONS

Net sales and operating revenues                          $160,661      $163,152

Income (loss) from continuing operations(1)                 11,056        10,950
Discontinued operations(2)                                   4,501         4,411
Net income (loss)(3)                                        15,557        15,361

PER SHARE DATA

Continuing operations(1)                                  $   4.53      $   4.43
Discontinued operations(2)                                    1.85          1.78
Net income (loss)(3)                                          6.38          6.21

Dividends                                                     1.30          1.20

Market price                                                 43.75         37.25
Book value                                                   43.66         38.91

Average shares of common stock outstanding                   2,438         2,474

FINANCIAL CONDITION

Capital expenditures                                      $  7,547      $  6,906
Working capital                                             27,363        24,780
Total assets                                               236,213       248,744
Capitalization:
   Short term debt                                           8,476         8,476
   Long term debt                                           28,665        43,641
   Stockholders' equity                                    106,449        96,265


1 Income from continuing operations for 1996 and 1995 includes the effects of a loss on the sale of manufacturing operations and shutdown of facilities for the Company's Engineered Materials business segment ($711,000 in 1996 and $404,000 in 1995). The loss from continuing operations for 1992 includes the effects of asset impairments ($6,328,000) and a loss on the disposal of a business ($2,178,000).

2 In 1996, the Company sold its interest in Eveleth Mines and certain mining equipment, completing its exit from the iron ore business. Prior years financial information has been reclassified for discontinued operations. In 1992, the Company ceased operation of Saginaw Mining Company and exited the coal business. The loss from discontinued operations in 1992 is net of $2,440,000 of income from the coal business.

3 The 1992 net loss includes the effects of an extraordinary provision related to the Coal Act ($9,978,000 or $3.97 per share), and the cumulative effects of changes in accounting for postretirement benefits other than pensions and vessel inspection costs ($17,006,000 or $6.77 per share).


DECEMBER 31
                 1994                       1993                       1992
--------------------------------------------------------------------------------

               $152,696                   $139,812                   $135,191

                  9,508                      3,978                     (8,136)
                  5,383                      3,284                    (21,573)
                 14,891                      7,262                    (56,693)



               $   3.82                   $   1.58                   $  (3.24)
                   2.16                       1.31                      (8.58)
                   5.98                       2.89                     (22.56)

                   1.00                        .80                       1.40

                  30.50                      22.50                      23.00
                  34.02                      27.82                      25.41

                  2,491                      2,512                      2,513



               $  7,621                   $  2,921                   $  8,727
                 21,387                     22,329                     20,252
                260,813                    259,717                    263,974

                  8,476                     11,190                      7,653
                 57,118                     69,344                     80,534
                 84,753                     69,873                     63,866

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

FINANCIAL CONDITION

         The Company's operating activities provided cash of $20,166,000 in 1996, a decline of 22% compared with $25,940,000 in 1995. Cash from operations improved by 3% in 1996 compared with the $19,589,000 generated in 1994. The Company's income from operations was $11,925,000 in 1996 compared with $13,759,000 in 1995 and $10,468,000 in 1994. Marine Transportation hauled record tonnage in 1996, however, the adverse impact on operations caused by severe weather conditions on the Great Lakes at the beginning and end of the sailing season resulted in lower profits. The reduced Marine profits were partially offset by the Company's Industrial Sands business, which achieved record results in 1996. Accounts receivable increased by $758,000 in 1996 compared with a significant decline of $4,354,000 in 1995 receivables. This change in accounts receivable results in an unfavorable variance in excess of $5,000,000 when 1996 cash from operations is compared with 1995. Harsh weather conditions on the Great Lakes at the end of 1995 prompted an early finish to Marine Transportation's sailing season and substantially lowered 1995 operating results. The Company's discontinued iron ore operations caused an $8,705,000 decline in cash from operations in 1996. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

         Capital expenditures amounted to $7,547,000 in 1996 compared with $6,906,000 and $7,621,000 in 1995 and 1994, respectively. Expenditures include $1,650,000 of properties and equipment purchased as part of an Engineered Materials metallurgical treatments business acquisition in November 1996. In addition, capital expenditures increased $1,400,000 in 1996 for property, equipment and improvements at the Brady, Texas operations of Industrial Sands. Vessel inspection costs of $2,037,000 and $1,326,000 are included in capital expenditures in 1995 and 1994, respectively. No vessel inspections were required in 1996. Also included in 1994 is $3,204,000 of property and equipment purchased as a part of an business acquisition by the Company's Industrial Sands segment. Capital expenditures for 1997 are currently expected to approximate $10,000,000, including a $1,800,000 expansion of the Engineered Materials Warren, Ohio facility to process raw materials and $2,700,000 for required Marine Transportation vessel inspections.

         The Company elected to pay $6,500,000 and $5,000,000 at the end of 1996 and 1995 on its term loan, in addition to annual required term loan payments of $5,500,000. The Company has a revolving credit facility of $40,000,000, of which $15,000,000 is available only for acquisitions. The Company has not utilized its revolving credit facility since the second quarter of 1994. Long-term debt is further described in Note H to the consolidated financial statements.

         The Company declared and paid dividends on a quarterly basis totaling $1.30 per share in 1996, $1.20 per share in 1995 and $1.00 per share in 1994. Dividends paid were $3,162,000 in 1996 compared with $2,968,000 and $2,491,000 in 1995 and 1994, respectively. In the third quarter of 1996 and 1994 the Company's Board of Directors approved an increase in the quarterly dividend to $.35 and $.30 per share of common stock, respectively. The Company purchased 49,779 shares of its common stock on the open market for $2,068,000 in 1996, 18,250 shares for $615,000 in 1995 and 20,800 shares for $536,000 in 1994 and placed these shares in treasury.

         In November 1996, the Company's Engineered Materials business segment purchased for $2,650,000 substantially all assets and operations of a company that provided briquetted metallurgical treatment products to the steel industry.

         On December 23, 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. In addition, the new owners assumed all liabilities, as defined in the sale agreement. The sale of this discontinued operation resulted in a net gain of $570,000. Discontinued operations are further described in Note B to the consolidated financial statements.

         In 1996, the Company sold its National Perlite Products business, which had been inactive, and current marketable securities resulting in a pretax gains of $625,000 and $2,076,000, respectively. In 1995, the Company sold two Marine Transportation vessels no longer in service and current marketable securities resulting in pretax gains of $2,324,000 and $1,630,000, respectively. The Company also realized a $520,000 pretax gain on the sale of undeveloped clay properties in Tennessee in 1995. In 1994, the Company sold its Ceredo coal dock business and current marketable securities resulting in pretax gains of $6,518,000 and $1,315,000, respectively. Total proceeds from the sale of assets from continuing operations were $5,872,000 in 1996, $6,553,000 in 1995 and $11,850,000 in 1994.

         Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1997. Although the Company's credit arrangements currently in effect are considered adequate, all financing alternatives are reviewed annually to determine their practicality and ability to provide sufficient funding on a timely basis at the least possible cost.

RESULTS OF OPERATIONS

         The consolidated financial statements of the Company have been reclassified to report separately the operating results of continuing and discontinued operations.

         Net sales and operating revenues totaled $160,661,000 in 1996 as compared with $163,152,000 and $152,696,000 in 1995 and 1994, respectively.
Income from operations of $11,925,000 in 1996 declined by 13% compared with the $13,759,000 achieved in 1995. Income from operations in 1996 was 14% greater than the 1994 level of $10,468,000. Income from continuing operations was $11,056,000 ($4.53 per share) in 1996, compared with $10,950,000 ($4.43 per share) in 1995 and $9,508,000 ($3.82 per share) in 1994. In 1996, net income was $15,557,000 ($6.38 per share) compared with net income of $15,361,000 ($6.21 per share) in 1995 and $14,891,000 ($5.98 per share) in 1994.

         Income from continuing operations, excluding gains on the sale of assets and losses on the sale of operations and shutdown of facilities, was $9,474,000 ($3.89 per share in 1996), compared with $8,292,000 ($3.35 per share)
in 1995 and $4,178,000 ($1.68 per share) in 1994. The effects of a $1,824,000 state tax refund and related interest income of $576,000 received in 1996 increased income from continuing operations by $1,584,000. In 1996, income from continuing operations before taxes includes gains totaling $3,153,000 principally from the sale of current marketable securities and the Company's National Perlite Products business. A $1,078,000 loss was recognized in 1996 on the sale of the Company's Engineered Materials refractory shapes and tundish coatings operations and the shutdown of a related manufacturing facility. Income from continuing operations before taxes in 1995 includes gains totaling $4,681,000, primarily from the sale of inactive Marine Transportation vessels and current marketable securities. Also included in 1995 is a $613,000 loss on the shutdown and consolidation of certain Engineered Materials facilities. In 1994, income from continuing operations before taxes includes gains totaling $8,076,000, essentially from the sale of the Company's Ceredo coal dock business and current marketable securities.

         The operating results of the Company's business segments for the three years in the period ended December 31, 1996 are discussed below. It is the policy of the Company to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses previously allocated to discontinued iron ore operations were reallocated to the remaining business segments for all years discussed.

         This discussion may contain statements concerning certain trends and other forward-looking information affecting or relating to the Company that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements contained herein because of a variety of factors, including but not limited to:
(1) weather conditions affecting marine transportation; (2) unanticipated fluctuations in oil prices; (3) unanticipated changes in the demand for the Company's products as raw materials due to changes in technology; (4) vessel service availability; (5) continuation of United States cabotage laws; (6) labor unrest; and, (7) loss or bankruptcy of major customers.

MARINE TRANSPORTATION

         Operating revenues of $86,178,000 in 1996 were comparable to revenues of $85,657,000 in 1995 and 5% greater than revenues of $82,153,000 in 1994.
Income from operations was $8,063,000 in 1996, a decline in excess of 30%, compared with $12,077,000 and $12,216,000 in 1995 and 1994, respectively. Income before taxes was $5,589,000 in 1996 compared with $10,860,000 and $7,909,000 in
1995 and 1994, respectively. In 1995, the Company sold two inactive vessels resulting in pretax gains totaling $2,324,000. Interest expense declined to $2,409,000 in 1996, compared with $3,422,000 in 1995 and $4,283,000 in 1994, as a result of reductions in the Company's long-term debt.

         The Company's Great Lakes vessel fleet hauled record tonnage of 22,103,000, a 3% increase over 1995 tonnage of 21,486,000 and a 2% increase over the prior record tonnage of 21,619,000 in 1994. Operating revenues in 1996 were influenced by a 2% decrease in revenue per ton of capacity, due to product mix, and a 4% decrease in operating days in 1996 compared with 1995. Both revenue per ton of capacity and operating days increased by 3% in 1996 compared with 1994. Iron ore shipments declined by 9% in 1996, due in part to the severe weather conditions on the Great Lakes and capacity restraints due to contractual obligations. In 1996 coal shipments increased by 8%, while limestone shipments increased by 15% compared with 1995. In 1995 northern limestone quarries closed earlier than usual due to harsh weather conditions at the end of the year.

         Heavy ice conditions on the Great Lakes and rivers at the start of the 1996 sailing season caused substantial delays, minor damage and, in general, hampered operations. These conditions were as difficult or worse than those encountered at the end of the 1995 sailing season. A combination of increased maintenance and repair costs caused by the severe weather and increased fuel prices resulted in a significant decline in income from operations compared with 1995. Harsh weather conditions again affected operations at the end of the 1996 sailing season. Revenue lost on 133 fewer operating days in 1996 and increased operating costs due to the unfavorable weather conditions, resulted in an approximate $3,100,000 reduction in income from operations. High winds and unusually heavy ice conditions at the end of 1995 caused considerable delays and restricted 1995 operations resulting in a 2% decline in operating profit compared with 1994.

         In 1996, the Company operated only part of its fleet at the start of the sailing season. The Company's two 1,000 foot vessels were intentionally held back to reduce risk from the heavy ice conditions. All twelve of the Company's vessels operated in the second quarter and continued to sail for the remainder of the season. However, it was not until the middle of the second quarter that the fleet began to operate in a normal fashion. The Company operated twelve vessels throughout the 1995 sailing season until adverse weather conditions at the end of the year restricted operations. In 1994 eleven vessels operated for the whole sailing season and a twelfth vessel sailed at the end of the second quarter for the remainder of the season. Presently, it appears that the 1997 sailing season will be comparable to 1996 operating level, as a high level of demand continues to persist for the transportation of iron ore, coal and limestone.

         The segment's selling, general and administrative expenses, prior to allocation of corporate expenses, declined by 7% in 1996, compared with 1995. These similar costs declined by 1% in 1995, compared with 1994. Selling, general and administrative expenses were 3% of segment operating revenues in 1996, 1995 and 1994.

         Capital expenditures were $925,000, $3,125,000, and $1,397,000 in 1996,
1995 and 1994, respectively. Included in expenditures for 1995 and 1994 are $2,037,000 and $1,326,000, respectively, for required vessel inspections. No vessel inspection costs were required in 1996. Three of the Company's vessels require inspections prior to sailing in 1997. Depreciation and amortization expense was $8,631,000, $8,658,000 and $8,359,000 in 1996, 1995 and 1994,
respectively. The increase in depreciation and amortization in 1995 compared with 1994 is the result of the amortization of increased vessel inspection costs.

INDUSTRIAL SANDS

         Net sales of $42,583,000 in 1996 increased by 5% compared with $40,552,000 in 1995. Net sales in 1996 were 48% greater than the 1994 level of $28,818,000. Income from operations of $8,725,000 in 1996 improved 27%, compared with $6,886,000 in 1995. Income from operations was $2,473,000 in 1994. Income before taxes in 1996 was $8,444,000, compared with $6,519,000 in 1995 and $2,532,000 in 1994. Interest expense, which relates to the acquisition of additional sand assets at the end of 1994, was $356,000 in 1996 and $524,000 in 1995. Interest expense declined in 1996 as a result of reductions in the Company's long-term debt.

         Net sales and income from operations in 1996 were both record levels. Net sales improved as a result of broadening and strengthening the product mixes and increased demand due to higher oil prices. Income from operations benefited from strong volume, reduced costs and improved operational efficiency. Shipments totaling 1,533,000 tons for the segment in 1996 were comparable to the record level of 1,565,000 tons in 1995. The average selling price increased by 9% in 1996, compared with 1995. The segment's Brady, Texas operations had a strong performance in 1996, with 5% growth in sales and a 7% reduction in operating cost per ton, as it supplied high quality frac sand to the oil and gas well service markets. The Riverside, California operations had record results in 1996, benefiting from robust sales to the construction markets. Riverside's operating cost per ton declined by 14% with a volume increase of over a 100% in 1996. The Orange County, California and Millwood, Ohio operations also contributed to the segment's record results with healthy sales to the construction and pulverized sands markets. The Glass Rock, Ohio operations sustained a substantial decline in operating results on a 22% decline in volume in 1996. Glass Rock could not overcome the loss of business to glass sand customers due to high iron content, as well as some related production problems.

         The improvement shown in net sales and income from operations in 1995 was due to economic vigor in most of the segment's markets and advantages resulting from the acquisition of additional sand assets near the segment's Brady, Texas facility in the fourth quarter of 1994. A record 1,565,000 tons were shipped in 1995 achieving a 20% increase over the 1994 level of 1,308,000 tons. The average selling price of principal products improved by 9% in 1995 compared with 1994. This improvement was a result of favorable product mix as well as price increases in most markets served. In 1995, operating results of the segment's Orange County, California and Millwood, Ohio operations improved significantly over 1994 results as demand for construction related products increased. In addition, the benefits of streamlining management at the end of 1994 were more fully realized in 1995.

         The segment's selling, general and administrative expenses, prior to allocation of corporate expenses, declined by 2% in 1996, compared with 1995, and were in the 7% range of segment sales. These similar costs increased by 12% in 1995, compared with 1994, and were 8% of segment sales. Selling, general and administrative expenses were 10% of the segment's sales in 1994.

         Capital expenditures of $4,540,000 in 1996 compared with $2,360,000 in 1995 and $4,622,000 in 1994. The increase in expenditures in 1996 relates principally to an additional $1,400,000 of mineral reserves at the segment's Brady, Texas facility. In addition, $815,000 of plant enhancements and equipment purchases, including a new dryer system and quarry trucks, were made at the Millwood and Glass Rock, Ohio facilities in 1996. In 1994, $3,204,000 of expenditures relate to property and equipment included in the acquisition of additional sand assets described above. Depreciation and amortization expense of $2,427,000 in 1996 compares to $2,550,000 in 1995 and $2,149,00 in 1994. A full year of depreciation for the assets acquired at the end of 1994 is reflected in 1996 and 1995.

ENGINEERED MATERIALS

         Net sales of $30,964,000 declined by 16% compared with $36,778,000 in 1995. Sales in 1995 were 7% less than 1994 sales of $39,502,000. The segment had a loss from operations of $805,000 in 1996, compared with a loss of $223,000 in 1995. In 1994, income from operations amounted to $714,000. The 1996 loss from operations includes a $1,078,000 loss on the sale of the segment's refractory shapes and tundish coatings operations and the shutdown of a related manufacturing facility. The 1995 loss from operations includes a $613,000 loss on the shutdown and consolidation of manufacturing facilities for the segment's hot top product line. A loss before taxes of $1,068,000 in 1996 compared with a loss of $436,000 in 1995 and income before taxes of $592,000 in 1994. Interest expense of $144,000 in 1996 compared with $213,000 in 1995 and $195,000 in 1994.
Interest expense declined in 1996 as a result of reductions in the Company's long-term debt.

         The elimination of shapes and coatings manufacturing operations in 1996 will allow the segment to focus on expansion of its metallurgical treatment product line as planned. The 1996 fourth quarter acquisition of a briquetted metallurgical treatment products company located in Kingsford Heights, Indiana has enabled the segment to strengthen its position in the greater Chicago area. Although sales of metallurgical treatment products declined by 10% in 1996, income from operations improved as a percent of sales compared with 1995. Sales declined by 5% in 1995; however, income from operations improved by more than 80% compared with 1994. The decline in sales over the past two years is somewhat attributable to increased customer selectivity. Stronger cost controls and diversification of this product line contributed to the profit improvements in 1996 and 1995.

         The market for ingot hot top products continues to diminish at an accelerated rate, as sales dropped by 19% and income from operations declined by 23% in 1996, compared with 1995. Hot top sales declined by 7%, while income from operations, prior to the loss on shutdown and consolidation of facilities described above, declined by 20% in 1995. The Company is one of the few remaining suppliers of ingot hot top products to steel producers who have not shifted to the continuous casting process. In addition to the decline in volume, raw material cost increases also affected profitability of this product line in 1995. Manufacturing efficiencies and profitability will continue to be evaluated in 1997 to determine if further action is warranted for this product line.

         As a result of assessing the segment's products lines, its refractory shapes and tundish coatings operations were sold in July 1996 and a related manufacturing facility in Cleveland, Ohio was closed. Refractory shape products manufactured by others will, however, continue to be marketed and sold. These product lines contributed less than 9% to operating profit in both 1996 and 1995, and are not strategic to the segment's future development.

         The segment's selling, general and administrative expenses, prior to allocation of corporate expenses, dropped by 12% in 1996, compared with 1995, and were 11% of segment sales. These similar costs declined by 3% in 1995, compared with 1994, and were 10% of segment sales. Selling, general and administrative expenses were 10% of segment sales in 1994.

         Capital expenditures were $1,974,000 in 1996, compared with $938,000 in 1995 and $1,225,000 in 1994. Expenditures in 1996 include $1,650,000 of properties and equipment purchased as part of the segment's metallurgical treatments business acquisition, previously discussed. The Company delayed investment of any significant capital in this segment in 1996 until a review of existing product lines was completed and a revised strategic business plan was implemented. Depreciation and amortization expense was $1,766,000 in 1996, compared with $2,004,000 in 1995 and $1,913,000 in 1994. The decrease in depreciation in 1996 was a direct result of the shutdown and consolidation of facilities the past two years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         See financial statements at pages F-1 through F-22.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
                   ACCOUNTING AND FINANCIAL DISCLOSURE
                   -----------------------------------

                                      None

                                    PART III

                  Information in this Part III required by Item 10 ("Directors and Executive Officers of the Registrant"), Item 11 ("Executive Compensation"),
Item 12 ("Security Ownership of Certain Beneficial Owners and Management") and
Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on March 26, 1997. Information concerning executive officers of the Company also required by Item 10 is contained in
Part I of this report under the heading "Executive Officers of the Registrant".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         -------------------------------------------
         REPORTS ON FORM 8-K
         -------------------

                  (a)(1) LIST OF FINANCIAL STATEMENTS: The response to this portion of Item 14 is submitted as part of a separate section of this Annual Report on Form 10-K beginning at page F-1.

                  (a)(2) LIST OF FINANCIAL STATEMENT SCHEDULES: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K.

                  (a)(3) LIST OF EXHIBITS: See the Exhibit Index beginning at page I-1 of this Annual Report on Form 10-K.

                  (b) REPORTS ON FORM 8-K: The Registrant did not file any reports on Form 8-K in 1996. The Registrant did file a Form 8-K dated January 7, 1997, consisting of the following: Item 2 - Acquisition or Disposition of Assets (the sale on December 23, 1996 of Registrant's interest in Eveleth Mines) and
Item 7 - Financial Statements and Exhibits (Pro forma financial information).

                  (c) EXHIBITS: The response to this portion of Item 14 is submitted as a separate section of this Annual Report on Form 10-K beginning after page I-3.

                  (d) FINANCIAL STATEMENT SCHEDULES: None.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              OGLEBAY NORTON COMPANY

                                              /s/ Richard J. Kessler
                                              ----------------------
                                                 Richard J. Kessler
                                                 Vice President-Finance
                                                    and Planning

March 31, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Registrant on March 31, 1997.





/s/ R. Thomas Green, Jr.              Chairman of the Board, President
-----------------------------           and Chief Executive Officer
R. Thomas Green, Jr.                    Officer and Director; Principal
                                        Executive Officer

/s/ Richard J. Kessler                Vice President-Finance and
-----------------------------           Planning; Principal Financial
Richard J. Kessler                      and Accounting Officer

/s/ Brent D. Baird
-----------------------------
Brent D. Baird                        Director

/s/ Malvin E. Bank
-----------------------------
Malvin E. Bank                        Director

/s/ William G. Bares
-----------------------------
William G. Bares                      Director

/s/ James T. Bartlett
-----------------------------
James T. Bartlett                     Director

/s/ Albert C. Bersticker
-----------------------------
Albert C. Bersticker                  Director

/s/ John J. Dwyer
-----------------------------
John J. Dwyer                         Director

/s/ Ralph D. Ketchum
-----------------------------
Ralph D. Ketchum                      Director

      Deceased
-----------------------------         Vice Chairman of the Board and
Renold D. Thompson                      Director

/s/ John D. Weil
-----------------------------
John D. Weil                          Director

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

Cleveland, Ohio
February 14, 1997

RESPONSIBILITY FOR CONSOLIDATED FINANCIAL STATEMENTS

Management is responsible for the financial and operating information contained in the Annual Report, including the consolidated financial statements covered by the Report of Independent Auditors. These statements were prepared in conformity with generally accepted accounting principles and include amounts based on estimates and judgements of management.

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

The Company's Board of Directors, through its Audit Committee which is composed of five outside directors, reviews the Company's financial reports and accounting and auditing practices. It meets periodically with the independent auditors and management in this connection.

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                    Year Ended December 31
                                                              1996            1995             1994
                                                         -----------------------------------------------
NET SALES AND OPERATING REVENUES                         $ 160,661,047    $ 163,151,703    $ 152,696,486

COSTS AND EXPENSES
    Cost of goods sold and operating expenses              131,861,130      131,605,778      124,991,456
    General, administrative and selling expenses            15,797,267       17,174,521       17,237,070
    Loss on sale of manufacturing operations and
       shutdown of facilities                                1,077,845          612,656
                                                         -------------    -------------    -------------
                                                           148,736,242      149,392,955      142,228,526
                                                         -------------    -------------    -------------
INCOME FROM OPERATIONS                                      11,924,805       13,758,748       10,467,960

    Gain on sale of assets                                   3,152,934        4,640,713        8,076,080
    Interest, dividends and other income                     2,791,375        2,281,115        1,387,443
    Interest expense                                        (3,148,733)      (4,359,804)      (5,992,018)
    Other expense                                           (2,011,072)      (2,491,488)      (1,423,707)
                                                         -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                     12,709,309       13,829,284       12,515,758

INCOME TAXES
    Current                                                    847,000        2,969,000        2,846,000
    Deferred (benefit)                                         806,000          (90,000)         162,000
                                                         -------------    -------------    -------------
                                                             1,653,000        2,879,000        3,008,000
                                                         -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                           11,056,309       10,950,284        9,507,758

Discontinued operations:
    Income from discontinued operations                      3,930,243        4,410,706        5,383,077
    Gain on sale of discontinued operations                    570,433
                                                         -------------    -------------    -------------
Income and gain from discontinued operations                 4,500,676        4,410,706        5,383,077

NET INCOME                                               $  15,556,985    $  15,360,990    $  14,890,835
                                                         =============    =============    =============
Income per share of common stock:
    Continuing operations                                $        4.53    $        4.43    $        3.82
    Discontinued operations                                       1.85             1.78             2.16
                                                         -------------    -------------    -------------
NET INCOME PER SHARE                                     $        6.38    $        6.21    $        5.98
                                                         =============    =============    =============


Average shares of common stock outstanding                   2,438,108        2,474,111        2,491,465



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                      December 31
ASSETS                                             1996          1995
                                              ----------------------------
CURRENT ASSETS

    Cash and cash equivalents                  $ 21,850,282   $ 22,660,436
    Marketable securities                           898,475      3,555,550
    Accounts receivable, less reserve for
         doubtful accounts of $512,000 in
         1996 and $511,000 in 1995               27,909,834     27,681,413
    Inventories
         Raw materials and finished products      3,003,079      3,456,857
         Operating supplies                       2,336,468      2,311,529
                                               ------------   ------------
                                                  5,339,547      5,768,386

    Deferred income taxes                         3,214,573      3,033,075
    Prepaid insurance and other expenses          1,650,620      2,851,646
                                               ------------   ------------
         TOTAL CURRENT ASSETS                    60,863,331     65,550,506

PROPERTIES AND EQUIPMENT
    Marine Transportation                       222,008,637    222,613,738
    Industrial Sands                             57,220,602     53,801,897
    Engineered Materials                         17,433,501     17,277,918
    Other                                         4,609,486      9,943,674
                                               ------------   ------------
                                                301,272,226    303,637,227
    Less allowances for depreciation
         and amortization                       157,473,072    153,066,268
                                               ------------   ------------
                                                143,799,154    150,570,959


NET ASSETS OF DISCONTINUED OPERATIONS                            3,820,058

PREPAID PENSION COSTS AND OTHER ASSETS           31,550,923     28,802,866
                                               ------------   ------------

         TOTAL ASSETS                          $236,213,408   $248,744,389
                                               ============   ============

                                                                     December 31

LIABILITIES AND STOCKHOLDERS' EQUITY                            1996            1995
                                                           ------------------------------
CURRENT LIABILITIES
    Current portion of long-term debt                      $   8,476,450    $   8,476,450
    Accounts payable                                           7,003,035        5,264,375
    Payrolls and other accrued compensation                    6,915,055        7,283,660
    Accrued expenses                                           9,485,216        7,475,816
    Income taxes                                               1,620,176
    Current liabilities of discontinued operations                             12,269,870
                                                           -------------    -------------
                   TOTAL CURRENT LIABILITIES                  33,499,932       40,770,171

LONG-TERM DEBT, less current portion                          28,664,675       43,641,125
POSTRETIREMENT BENEFITS OBLIGATIONS                           24,675,900       24,921,900
OTHER LONG-TERM LIABILITIES                                   20,272,081       21,168,235
DEFERRED INCOME TAXES                                         22,651,821       21,977,551

STOCKHOLDERS' EQUITY
    Preferred stock, without par value - authorized
         5,000,000 shares; none issued                               -0-              -0-
    Common stock, par value $1.00 per share - authorized
         10,000,000 shares; issued 3,626,666 shares            3,626,666        3,626,666
    Additional capital                                         9,475,843        9,078,611
    Unrealized gains                                             410,447        1,468,476
    Retained earnings                                        125,960,692      113,566,048
                                                           -------------    -------------
                                                             139,473,648      127,739,801

    Treasury stock, at cost - 1,208,979  and
         1,160,790 shares at respective dates                (31,833,524)     (29,806,819)

    Unallocated Employee Stock Ownership
         Plan shares                                          (1,191,125)      (1,667,575)
                                                           -------------    -------------
                                                             106,448,999       96,265,407
                                                           -------------    -------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                  $ 236,213,408    $ 248,744,389
                                                           =============    =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                               Year Ended December 31
                                                                       1996            1995             1994
                                                                  ---------------------------------------------
OPERATING ACTIVITIES

     Net income                                                   $ 15,556,985     $ 15,360,990    $ 14,890,835
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                             13,052,637       13,432,871      12,717,168
          Deferred income taxes                                        806,000          (90,000)        (73,000)
          Gain on sale of assets                                    (2,527,934)      (4,681,213)     (8,094,005)
          Gain on sale of business                                    (625,000)
          Gain on sale of discontinued operations                     (570,433)
          Loss on sale of manufacturing operations
           and shutdown of facilities                                1,077,845          612,656
          Prepaid pension costs and other assets                    (3,125,094)      (2,450,918)     (1,919,098)
          Decrease (increase) in accounts receivable                  (757,984)       4,353,995      (3,744,102)
          Decrease in inventories                                      737,724          339,455         396,592
          Increase in accounts payable                               1,743,447          792,604         475,654
          Operating activities of discontinued operations - net     (8,704,864)          34,661       6,369,008
          Other operating activities                                 3,502,906       (1,765,493)     (1,429,802)
                                                                  ------------     ------------    ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                    20,166,235       25,939,608      19,589,250

INVESTING ACTIVITIES
     Capital expenditures                                           (5,896,491)      (6,905,775)     (4,417,353)
     Acquisition of business                                        (2,650,000)                      (8,000,000)
     Proceeds from sale of assets                                    3,971,706        6,552,562       2,749,592
     Proceeds from sale of business                                  1,900,000                        9,100,000
     Proceeds from sale of discontinued operations                   5,000,000
     Investing activities of discontinued operations - net          (3,094,781)      (3,086,411)     (4,077,580)
                                                                  ------------     ------------    ------------
       NET CASH USED FOR INVESTING ACTIVITIES                         (769,566)      (3,439,624)     (4,645,341)

FINANCING ACTIVITIES
     Payments on long-term debt                                    (14,976,450)     (13,976,450)    (24,189,664)
     Additional long-term debt                                                                        8,750,000
     Payments of dividends                                          (3,162,341)      (2,968,426)     (2,491,266)
     Purchase of treasury stock                                     (2,068,032)        (615,091)       (535,624)
                                                                  ------------     ------------    ------------
       NET CASH USED FOR FINANCING ACTIVITIES                      (20,206,823)     (17,559,967)    (18,466,554)
                                                                  ------------     ------------    ------------
Increase (decrease) in cash and cash
     equivalents                                                      (810,154)       4,940,017      (3,522,645)

Cash and cash equivalents, January 1                                22,660,436       17,720,419      21,243,064
                                                                  ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, DECEMBER 31                            $ 21,850,282     $ 22,660,436    $ 17,720,419
                                                                  ============     ============    ============






See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                                                            Common
                                      Common          Additional       Unrealized        Retained          Stock in
                                      Stock             Capital          Gains           Earnings          Treasury
                                     ----------       ----------       ----------      ------------      ------------
Balance,
 January 1, 1994                     $3,626,666       $8,988,043                -      $ 88,773,915      $(28,681,694)

Change in accounting                                                   $2,971,792
Net income                                                                               14,890,835
Dividends, $1.00 per share                                                               (2,491,266)
Change in unrealized gains                                               (693,519)
Tax benefit of unallocated
  shares in ESOP                                          47,798
Purchase of treasury stock                                                                                   (535,624)
Allocated ESOP shares
                                     ----------       ----------       ----------      ------------      ------------
Balance,
 December 31, 1994                    3,626,666        9,035,841        2,278,273       101,173,484       (29,217,318)

Net income                                                                               15,360,990
Dividends, $1.20 per share                                                               (2,968,426)
Change in unrealized gains                                               (809,797)
Tax benefit of unallocated
  shares in ESOP                                          35,360
Director stock plan                                        7,410                                               25,590
Purchase of treasury stock                                                                                   (615,091)
Allocated ESOP shares
                                     ----------       ----------       ----------      ------------      ------------
Balance,
 December 31, 1995                    3,626,666        9,078,611        1,468,476       113,566,048       (29,806,819)

Net income                                                                               15,556,985
Dividends, $1.30 per share                                                               (3,162,341)
Change in unrealized gains                                             (1,058,029)
Tax benefit of unallocated
  shares in ESOP                                          57,460
Employee and director stock plans                        339,772                                               41,327
Purchase of treasury stock                                                                                 (2,068,032)
Allocated ESOP shares
                                     ----------       ----------       ----------      ------------      ------------
Balance,
 December 31, 1996                   $3,626,666       $9,475,843       $  410,447      $125,960,692      $(31,833,524)
                                     ==========       ==========       ==========      ============      ============

                                 Unallocated
                                Employee Stock            Total
                                   Ownership           Stockholders'
                                  Plan Shares             Equity
                                  -----------          ------------
Balance,
 January 1, 1994                  $(2,833,690)         $ 69,873,240

Change in accounting                                      2,971,792
Net income                                               14,890,835
Dividends, $1.00 per share                               (2,491,266)
Change in unrealized gains                                 (693,519)
Tax benefit of unallocated
  shares in ESOP                                            47,798
Purchase of treasury stock                                (535,624)
Allocated ESOP shares                 689,665              689,665
                                  -----------          ------------
Balance,
 December 31, 1994                 (2,144,025)           84,752,921

Net income                                               15,360,990
Dividends, $1.20 per share                               (2,968,426)
Change in unrealized gains                                 (809,797)
Tax benefit of unallocated
  shares in ESOP                                             35,360
Director stock plan                                          33,000
Purchase of treasury stock                                 (615,091)
Allocated ESOP shares                 476,450               476,450
                                  -----------          ------------
Balance,
 December 31, 1995                 (1,667,575)           96,265,407

Net income                                               15,556,985
Dividends, $1.30 per share                               (3,162,341)
Change in unrealized gains                               (1,058,029)
Tax benefit of unallocated
  shares in ESOP                                             57,460
Employee and director
stock plans                                                 381,099
Purchase of treasury stock                               (2,068,032)
Allocated ESOP shares                 476,450               476,450
                                  -----------          ------------
Balance,
 December 31, 1996                $(1,191,125)         $106,448,999
                                  ===========          ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

December 31, 1996, 1995 and 1994

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

PROPERTIES AND EQUIPMENT: Properties and equipment are carried at cost. The Company provides depreciation on the straight-line method over the assets estimated useful lives which range from 3 to 50 years.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company assesses the recoverability of its long-lived assets by determining whether the amortization of the remaining balance of an asset over its remaining useful life can be recovered through undiscounted future operating cash flows. If impairment exists, the carrying amount of the related asset is reduced.

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

RECLASSIFICATIONS: Certain amounts in prior years have been reclassified to conform with the 1996 consolidated financial statement presentation.

NOTE B - DISCONTINUED OPERATIONS

On December 23, 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. In addition, the new owners assumed all liabilities, as defined in the sale agreement. Pellet sales contracts and royalty arrangements, as defined in the sale agreement, were also cancelled. The sale of these discontinued operations resulted in a gain of $570,000 (net of an income tax benefit of $744,000).

The consolidated financial statements of the Company have been reclassified to report separately the operating results, net assets and net liabilities of discontinued operations. Results of discontinued operations are as follows (in thousands):

                                         1996        1995       1994
                                      --------    --------    -------
Net Sales                             $ 26,766    $ 26,281    $50,624
Cost of Sales                           28,468      27,627     49,629
                                      --------    --------    -------
Gross margin                            (1,702)     (1,346)       995
Credit through reduction of
   impairment obligations                3,208       3,500      2,300
                                      --------    --------    -------
Adjusted Gross Margin                    1,506       2,154      3,295
Royalties and management fees - net      4,332       4,527      4,311
                                      --------    --------    -------

Income before income taxes               5,838       6,681      7,606
Income taxes                             1,908       2,270      2,223
                                      --------    --------    -------
Income from discontinued operations   $  3,930    $  4,411    $ 5,383
                                      ========    ========    =======


NOTE C - MARKETABLE SECURITIES

The fair value of current available-for-sale securities was $898,000 at December 31, 1996 and included unrealized gains of $621,000 based on a cost of $277,000. The Company realized gains of $2,076,000 from proceeds of $3,130,000 on the sale of such securities for the year ended December 31, 1996.

The fair value of current available-for-sale securities was $3,555,000 at December 31, 1995 and includes unrealized gains of $2,225,000 based on a cost of $1,330,000. The Company realized gains of $1,630,000 from proceeds of $2,621,000 on the sale of such securities for the year ended December 31, 1995.

NOTE D - STOCKHOLDERS' EQUITY

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

NOTE E - INCOME TAXES

Total income taxes from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate for the following reasons (in thousands):

                                                   1996        1995        1994
                                                 --------------------------------
Income from continuing operations before taxes   $ 12,709    $ 13,829    $ 12,516
                                                 ========    ========    ========

Income taxes at statutory rate                   $  4,321    $  4,702    $  4,255

Tax differences due to:
   Percentage depletion                            (1,344)     (1,584)       (902)
   State income taxes                                (991)         53          40
   Other                                             (333)       (292)       (385)
                                                 --------    --------    --------
Total income taxes                               $  1,653    $  2,879    $  3,008
                                                 ========    ========    ========


The Company received income tax refunds of $2,479,000, $32,000 and $1,625,000 during 1996, 1995 and 1994, respectively. During 1996, the Company received a $1,824,000 state income tax refund for prior tax years, which favorably impacted 1996 state income tax expense. The Company made income tax payments of $1,962,000, $6,270,000 and $3,103,000 during 1996, 1995 and 1994, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets from continuing operations are as follows (in thousands):

                                              December 31
                                            1996     1995
                                          -----------------
Deferred tax liabilities:
     Depreciation                         $34,319   $35,091
     Pension benefits                       6,507     5,501
     Other                                  2,268     3,839
                                          -------   -------
         Total deferred tax liabilities    43,094    44,431

Deferred tax assets:
     Asset impairment                                 3,472
     Postretirement benefits               10,590     9,183
     Coal Act liability                     4,731     4,726
     Other                                  8,336     8,106
                                          -------   -------
         Total deferred tax assets         23,657    25,487
                                          -------   -------
         Net deferred tax liabilities     $19,437   $18,944
                                          =======   =======

NOTE F - POSTRETIREMENT BENEFITS

The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participants' years of service and compensation or stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations.

A summary of the components of the net periodic pension credit for defined benefit plans from continuing operations follows (in thousands):

                                 1996        1995       1994
                                -------    --------    -------
Service cost-benefits earned
   during the period            $ 1,303    $  1,131    $ 1,187
Interest cost on projected
   benefit obligation             4,332       4,202      3,981
Actual return on plan assets     (9,464)    (16,227)       352
Net amortization and deferral     1,926       9,565     (7,534)
                                -------    --------    -------
Net pension credit              $(1,903)   $ (1,329)   $(2,014)
                                =======    ========    =======


Assumptions used in accounting for the Company's defined benefit pension plans were:

                                                  1996          1995     1994
                                                  ---------------------------
Weighted-average discount rate                    7.5%          7.5%      8%
Rate of increase in compensation levels             4%            4%      4%
Expected long-term rate of return on assets         9%            9%      9%

The following table presents the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans from continuing operations (in thousands):

                                              December 31
                                           1996        1995
                                        ---------------------
Actuarial present value of
   benefit obligations
     Vested benefit obligation          $(53,178)   $(51,416)
                                        ========    ========
     Accumulated benefit
        obligation                      $(56,112)   $(54,046)
                                        ========    ========
     Projected benefit
        obligation                      $(60,886)   $(58,332)
Plan assets at fair value                 89,373      83,169
                                        --------    --------
Plan assets in excess of
   projected benefit obligation           28,487      24,837

Unrecognized net gain                     (9,287)     (7,877)
Unrecognized prior service cost            2,543       2,789
Unrecognized initial net assets           (3,672)     (4,336)
                                        --------    --------
Prepaid pension costs recognized        $ 18,071    $ 15,413
                                        ========    ========

The Company maintains defined contribution plans for certain employees and, except for the Employee Stock Ownership Plan (ESOP), contributes to these plans based on percentages of employee contributions. The expense for these plans was $971,000, $920,000, and $1,149,000 for 1996, 1995 and 1994, respectively.

The Company also pays into certain defined benefit multi-employer plans under various union agreements which provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,915,000, $1,879,000 and $1,747,000 for 1996, 1995 and 1994, respectively.

In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. Substantially all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred.

Components of the Company's net periodic postretirement benefits cost from continuing operations are as follows (in thousands):

                                           1996       1995       1994
                                          -------    -------    -------
Service cost                              $   368    $   404    $   462
Interest cost                               1,059      1,273      1,384
Actual return on plan assets                   (1)       -0-        -0-
Net amortization                             (745)      (579)      (552)
                                          -------    -------    -------
Net periodic postretirement
   benefits cost                          $   681    $ 1,098    $ 1,294
                                          =======    =======    =======

Assumptions used in the accounting for the Company's postretirement health care and life insurance benefits were:

                                                 1996                1995                 1994
                                                 --------------------------------------------
Weighted-average discount rate                   7.5%                7.5%                  8%
Expected long-term rate of return on assets        6%                  6%                  6%

Components of the Company's postretirement benefits obligation from continuing operations are as follows (in thousands):

                                                      December 31
                                                   1996        1995
                                                 ---------------------
Actuarial present value of
   benefit obligations
     Retirees                                    $(10,104)   $(11,571)
     Fully eligible active plan participants       (1,329)     (1,441)
     Other active plan participants                (3,290)     (3,806)
                                                 --------    --------
Accumulated postretirement benefits obligation    (14,723)    (16,818)
Plan assets at fair value                              75          50
                                                 --------    --------
Accumulated postretirement benefits obligation
   in excess of plan assets                       (14,648)    (16,768)

Unrecognized prior service credit                  (1,735)     (1,928)
Unrecognized net gain                              (8,293)     (6,226)
                                                 --------    --------
Postretirement benefits obligation recognized    $(24,676)   $(24,922)
                                                 ========    ========

The weighted-average annual assumed rate of increase in the health care cost trend-rate for 1997 is 6.75% (7.25% in 1996) for retirees age 65 and over and 9.25% (9.75% in 1996) for retirees under age 65, and both are assumed to decrease gradually to 5.25% in 2000 and 2005, respectively (5.25% in 1996) and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation as of December 31, 1996 by approximately $1,782,000 and the aggregate service and interest cost components of the net periodic postretirement benefits cost for 1996 by approximately $220,000.

The Coal Industry Retiree Health Benefit Act requires companies that previously mined coal to assume certain health care benefit obligations for retired coal miners and their dependents. Components of the Company's net periodic postretirement benefits cost under the Coal Act, are as follows (in thousands):

                               1996     1995        1994
                               ----     ----        ----
Interest cost                 $  936   $ 1,033    $ 1,006
Actuarial net loss (gain)        122       (82)      (727)
                              ------   -------    -------
Net periodic postretirement
  benefit cost                $1,058   $   951    $   279
                              ======   =======    =======


The Company's accumulated postretirement benefits obligation was $13,914,000 and $13,901,000 at December 31, 1996 and 1995, respectively, of which $12,732,000 and $12,951,000 in 1996 and 1995, respectively, is included in other long-term liabilities.

The weighted-average discount rate used in accounting for postretirement benefits under the Coal Act was 7% at December 31, 1996 and 1995.

The weighted-average annual assumed rate of increase in the health care cost trend-rate for 1997 and 1996 is 6%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation at December 31, 1996 by approximately $1,797,000 and the interest cost component of the net periodic postretirement benefit cost by approximately $121,000.

NOTE G - COMMITMENTS AND CONTINGENCIES

The Company leases various buildings and equipment in addition to certain vessel charters in its Marine Transportation fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $5,113,000, $5,139,000 and $5,067,000 in 1996,
1995 and 1994, respectively.

Future minimum payments at December 31, 1996, under noncancelable operating leases, primarily the vessel charters, are $4,581,000 in 1997, $4,534,000 in 1998, $2,266,000 in 1999, $1,010,000 in 2000, $874,000 in 2001 and $1,167,000
thereafter.

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1996 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

NOTE H - LONG-TERM DEBT

Long-term debt is as follows (in thousands):

                                            December 31
                                          1996      1995
                                        -----------------
Title XI Ship Financing Bonds           $11,200   $13,700

Term Loan                                24,750    36,750

Guaranteed ESOP Loans                     1,191     1,667
                                        -------   -------
                                         37,141    52,117
Less current portion                      8,476     8,476
                                        -------   -------
                                        $28,665   $43,461
                                        =======   =======

The Title XI Ship Financing Bonds (5.3% fixed rate) relate to a first preferred ship mortgage on the M/V Columbia Star and are guaranteed by the U.S. Government under the Federal Ship Financing Program. The Bonds require semiannual sinking fund payments of $1,250,000 through 2000, with a final payment of $1,200,000 in 2001. Under certain conditions, the Company may be required to make deposits to a reserve fund, maintain specified levels of stockholders' equity or obtain prior written consent from the U.S. Department of Transportation for certain designated financial transactions. No deposits or approvals were required through 1996 and the Company does not anticipate that any such actions will be required in the future.

Under a bank loan agreement the Company is required to make semiannual payments on the Term Loan of $2,750,000 through June 30, 2001. The Company elected to pay an additional $6,500,000 and $5,000,000 on the Term Loan at the end of 1996 and 1995, respectively. The Company has a $40,000,000 Revolving Credit facility available under the loan agreement, of which $15,000,000 is only available for acquisitions. The variable interest rate (6.22% at December 31, 1996) on borrowings under the agreement fluctuates based upon the Company's ratios of funded debt to total capital and interest coverage. The Revolving Credit facility terminates on December 31, 1998, subject to annual renewals under certain conditions to December 31, 2001. The Company did not use Revolving Credit in 1996 or 1995 and has $40,000,000 of borrowing available at December 31, 1996.

The Title XI Ship Financing Bonds and the Term Loan are secured by first preferred ship mortgages on five of the Company's vessels with a net book value of $98,347,000. The fair value of long-term debt approximates the total liability recorded at December 31, 1996.

The Company's debt agreements contain various covenants with the most restrictive covenant requiring the Company to maintain specified levels of tangible net worth during each year. The Company's tangible net worth was $99,781,000 at December 31, 1996, compared to a minimum specified level of $79,619,000.

Long-term debt maturities are $8,476,000 in 1997 and 1998, $8,239,000 in 1999,
$8,000,000 in 2000 and $3,950,000 in 2001. The Company made interest payments of $3,117,000, $4,399,000 and $5,345,000 during 1996, 1995 and 1994, respectively.

NOTE I - ACQUISITION AND DISPOSITIONS

In November 1996, the Company purchased for $2,650,000 substantially all assets and operations of a company that provided briquetted metallurgical treatments to the steel industry and competed in the Engineered Materials market segment. Operating results have been included in the consolidated statement of operations since acquisition and are not material.

In 1996, the Company sold its National Perlite Products business, which had been inactive, resulting in a pretax gain of $625,000. As a result of assessing its Engineered Materials product lines, the Company sold its refractory shapes and tundish coatings operations and closed a related manufacturing facility in 1996. This resulted in a realized pretax loss of $1,078,000.

In 1995, the Company sold two Marine Transportation vessels no longer in service and undeveloped clay properties in Tennessee resulting in pretax gains of $2,324,000 and $520,000, respectively. Also included in 1995 is a $613,000 pretax loss on the shutdown and consolidation of certain facilities of the Company's Engineered Materials business segment.

NOTE J - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

Oglebay Norton provides Great Lakes marine transportation, the mining and marketing of industrial sands, and the manufacturing and marketing of engineered materials for the steel, oil and gas, ceramic, chemical, glass, electric utility and construction industries. The Company's headquarters are in Cleveland, Ohio. Its operations are currently organized into three business units.

     OGLEBAY NORTON MARINE TRANSPORTATION

     Marine Transportation operates a highly efficient fleet of twelve self-unloading vessels that transport dry bulk commodities, primarily iron ore pellets, coal and limestone on the Great Lakes.

     OGLEBAY NORTON INDUSTRIAL SANDS, INC.

     Industrial Sands provides silica and a variety of sand products to a wide range of markets. Facilities in Brady, Texas provide special "frac" sands to the oil and gas well industry. Silica flour, used in the production of fiberglass, paint and ceramics, is produced in plants at Millwood and Glass Rock, Ohio and Riverside, California. Sand for specialty construction materials is provided by a plant in San Juan Capistrano, California. A plant in Bakersfield, California, provides well packing sands for the oil and gas industry.

     OGLEBAY NORTON ENGINEERED MATERIALS, INC.

     Engineered Materials, previously named Refractories & Minerals, provides metallurgical products and services to the steel industry from its Warren, Ohio and Kingsford Heights, Indiana facilities. It employs a special patented process for recycling slag into a material that removes impurities from molten steel. Facilities located in Warren, Ohio and Kingsford Heights, Indiana produce metallurgical treatment products for casting and refining molten steel.

Accounts receivable of $15,168,000 at December 31, 1996 are due from companies in the steel and utilities industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses within these industries have not been significant for the three years in the period ended December 31, 1996. Sales from continuing operations to two major steel producers and one utility company exceeded 10% of net sales and operating revenues and are summarized as follows (in thousands):

                                      Marine                Engineered
Customer                         Transportation              Materials          Total
--------                         --------------             -----------         -----
1996
            A                       $14,008                   $6,816           $20,824
            B                        17,315                      -0-            17,315
            C                        15,787                      718            16,505
                                    -------                   ------           -------
                                    $47,110                   $7,534           $54,644
                                    =======                   ======           =======
1995
            A                       $17,041                   $6,456           $23,497
            B                        15,790                      -0-            15,790
            C                        19,280                      440            19,720
                                    -------                   ------           -------
                                    $52,111                   $6,896           $59,007
                                    =======                   ======           =======
1994
            A                       $17,207                   $7,122           $24,329
            B                        15,258                      -0-            15,258
            C                        16,868                      555            17,423
                                    -------                   ------           -------
                                    $49,333                   $7,677           $57,010
                                    =======                   ======           =======


INDUSTRY SEGMENT DATA
OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(In Thousands)

                                                          Marine
                                                      Transportation
                                                      --------------
1996
Identifiable assets                                     $ 130,125

Depreciation and amortization expense                       8,631
Capital expenditures                                          925

Net sales and operating revenues                        $  86,178

Income (loss) from operations                           $   8,063
Gain on sale of assets
Interest expense                                           (2,409)
Interest, dividends and other income (expense) - net          (65)
                                                        ---------
Income (loss) from continuing operations before taxes   $   5,589
                                                        =========
1995
Identifiable assets                                     $ 132,455

Depreciation and amortization expense                       8,658
Capital expenditures                                        3,125

Net sales and operating revenues                        $  85,657

Income (loss) from operations(5)                        $  12,077
Gain on sale of assets                                      2,325
Interest expense                                           (3,422)
Interest, dividends and other income (expense) - net         (120)
                                                        ---------
Income (loss) from continuing operations before taxes   $  10,860
                                                        =========
1994
Identifiable assets                                     $ 140,661

Depreciation and amortization expense                       8,359
Capital expenditures                                        1,397

Net sales and operating revenues                        $  82,153

Income (loss) from operations(5)                        $  12,216
Gain on sale of assets                                         86
Interest expense                                           (4,283)
Interest, dividends and other income (expense) - net         (110)
                                                        ---------
Income from continuing operations before taxes          $   7,909
                                                        =========

1 Should be read as an integral part of the consolidated financial statements and related notes. Segment data has been reclassified for discontinued operations. The Engineered Materials business segment was formerly named Refractories & Minerals.

2 Consists primarily of cash and cash equivalents, marketable securities, prepaid pension costs and, for 1995 and 1994, net assets of discontinued operations of $3,820,000 and $19,354,000, respectively.

Industrial   Engineered       Total      Corporate
  Sands       Materials      Segments    and Other    Consolidated
--------      ---------      --------    ---------    ------------
$ 36,120      $ 18,027      $ 184,272     $51,941(2)   $ 236,213

   2,427         1,766         12,824         229         13,053
   4,540         1,974          7,439         108          7,547

$ 42,583      $ 30,964      $ 159,725    $    936      $ 160,661

$  8,725      $   (805)(3)  $  15,983    $ (4,058)(4)  $  11,925
      75             3             78       3,075          3,153
    (356)         (144)        (2,909)       (240)        (3,149)
                  (122)          (187)        967            780
--------      --------      ---------    --------      ---------
$  8,444      $ (1,068)     $  12,965    $   (256)     $  12,709
========      ========      =========    ========      =========


$ 33,964      $ 17,987      $ 184,406     $64,338(2)   $ 248,744

   2,550         2,004         13,212         221         13,433
   2,360           938          6,423         483          6,906

$ 40,552      $ 36,778      $ 162,987    $    165      $ 163,152

$  6,886      $   (223)(3)  $  18,740    $ (4,981)(4)  $  13,759
     157                        2,482       2,159          4,641
    (524)         (213)        (4,159)       (201)        (4,360)
                                 (120)        (91)          (211)
--------      --------      ---------    --------      ---------
$  6,519      $   (436)     $  16,943    $ (3,114)     $  13,829
========      ========      =========    ========      =========


$ 34,048      $ 19,309      $ 194,018     $66,795(2)   $ 260,813

   2,149         1,913         12,421         296         12,717
   4,622         1,225          7,244         377          7,621

$ 28,818      $ 39,502      $ 150,473    $  2,223      $ 152,696

$  2,473      $    714      $  15,403    $ (4,935)(4)  $  10,468
      59            73            218       7,858          8,076
                  (195)        (4,478)     (1,514)        (5,992)
                                 (110)         74            (36)
--------      --------      ---------    --------      ---------
$  2,532      $    592      $  11,033    $  1,483      $  12,516
========      ========      =========    ========      =========

(3) Includes pretax losses of $1,078,000 on the sale of refractory shapes and tundish coatings operations and the shutdown of a related manufacturing facility in 1996, and $613,000 on the shutdown and consolidation of facilities in 1995.

(4)  Includes other operations, net of certain corporate expenses.

(5) Business segments include the reallocation of corporate general and administrative expenses previously allocated to discontinued operations.

NOTE K- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 1996 and 1995 are summarized as follows (in thousands, except per share amounts):

                                                Quarter Ended
                                   ---------------------------------------
                                   Dec. 31  Sept. 30   June 30     Mar. 31
                                   -------  --------   -------     -------
1996
Net sales and operating revenues   $47,367   $49,680   $44,931   $ 18,683
Gross profit                         8,294    10,649     6,080      3,777
Income  from continuing
  operations                         4,148     4,754     1,241        913
Net income                           5,257     6,061     2,261      1,978
Per common share:
         Continuing operations        1.72      1.95       .51        .37
         Net income                   2.17      2.49       .93        .80

1995
Net sales and operating revenues   $43,709   $49,368   $49,467   $ 20,608
Gross profit                         7,324    10,195     9,893      4,134
Income (loss) from continuing
  operations                         2,209     5,811     3,470       (540)
Net income                           4,039     6,810     4,375        137
Per common share:
         Continuing operations         .89      2.35      1.40       (.22)
         Net income                   1.64      2.75      1.77        .06

Amounts reported in prior quarters have been reclassified for discontinued operations. Per share amounts are based on the average number of shares outstanding during each quarter. The sum of per share amounts for the four quarters of 1996 and 1995 do not equal the annual per share amounts as a result of treasury stock purchases by the Company.

Net income for the first quarter of 1996 increased $1,314,000 ($.53 per share) related to the sales of securities and other assets, including the sale of the Company's National Perlite Products Company. First quarter net income for 1996 also included interest income of $576,000 ($.23 per share) related to a $1,824,000 state tax refund received during the quarter. As a result of the state tax refund the Company's 1996 annual effective income tax rate was reduced. Third quarter net income for 1996 was reduced by a $711,000 ($.29 per share) related to a loss on the sale of certain Engineered Materials operations and shutdown of a related manufacturing facility.

Third quarter net income for 1995 increased $1,534,000 ($.62 per share) related to the sale of two of the Company's Marine Transportation vessels no longer in service. The fourth quarter of 1995 included a $405,000 ($.16 per share) reduction of net income related to a loss on the shutdown and consolidation of certain Engineered Materials facilities.

Item 14 (a) 3
                                              EXHIBIT INDEX

      SEC
  Exhibit No.                       Description                                      Location
  -----------                       -----------                                      --------
       3          (i)  Restated Certificate of                     Incorporated by reference in
                  Incorporation                                    Exhibit 3(a) in the Registrant's Annual
                                                                   Report on Form 10-K for the year ended
                                                                   December 31, 1993

                  (ii)  By-Laws                                    Filed herewith as Exhibit 3(ii).

       4          (a)  The Registrant is a party to
                  instruments, copies of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of its long-term debt identified in Note H to the Consolidated Financial Statements

                  (b)  Form of Rights Agreement (including first   Incorporated by reference in Exhibit 4(b) in
                  and second amendments)                           the Registrant's Annual Report on Form 10-K
                                                                   for the year ended
                                                                   December 31, 1993

                  (c)  Form of Third Amendment to Rights           Incorporated by reference in Exhibit 4(c) to
                  Agreement, dated as of August 31, 1994,          Amendment No. 3 to Form 8-A/A, filed on
                  between Registrant and the Rights Agent          September 26, 1994

                  (d)  Form of Fourth Amendment to Rights          Incorporated by reference in Exhibit 4(d) to
                  Agreement, dated as of January 21, 1997,         Form 8-A/A (Amendment No. 4), filed on
                  between Registrant and the Rights Agent.         January 21, 1997.

       10         (a)  Form of Supplemental                        Incorporated by reference in Exhibit 10(a)
                  Pension Agreements with selected                 in the Registrant's Annual Report on Form
                  former officers                                  10-K for the year ended
                                                                   December 31, 1993

                  (b)  Agreement with Brent D. Baird               Incorporated by reference in Exhibit 10(b)
                                                                   in the Registrant's Annual Report on Form
                                                                   10-K for the year ended
                                                                   December 31, 1993

                  (c)  Trust Agreement for                         Incorporated by reference in
                  Oglebay Norton Company Incentive Savings Plan    Exhibit 10(c) in the Registrant's Annual
                  and Trust (January 1, 1991 Restatement)          Report on Form 10-K for the year ended
                                                                   December 31, 1993

      SEC
  Exhibit No.                       Description                                      Location
  -----------                       -----------                                      --------

                  (d)  Form of Change-in-Control Agreements with   Incorporated by reference in
                  three Executive Officers                         Exhibit 10(d) in the Registrant's Annual
                                                                   Report on Form 10-K for the year ended
                                                                   December 31, 1993

                  (d)(1)  Amendment to form of Change-in-Control   Incorporated by reference in Exhibit
                  Agreements with two Executive Officers           10(d)(1) in the Registrant's  Annual Report
                                                                   on Form 10-K for the year ended December 31,
                                                                   1994

                  (d)(2)  Form of Change-in-Control Agreements     Incorporated by reference in Exhibit
                  with two Executive Officers                      10-(d)(2) in the Registrant's Annual Report
                                                                   on Form 10-K for the year ended December 31,
                                                                   1994

                  (d)(3)  Form of Change in Control Agreement      Filed herewith as Exhibit 10(d)(3)
                  with two Executive Officers and three key
                  employees

                  (e)  Form of Right of  First Refusal             Incorporated by reference in Exhibit 10(e)
                  Agreements with seven Directors                  in the Registrant's Annual Report on Form
                                                                   10-K for the year ended December 31, 1993

                  (f)  Agreement with  John D. Weil                Incorporated by reference in Exhibit 10(f)
                                                                   in the Registrant's Annual Report on Form
                                                                   10-K for the year ended December 31, 1993

                  (g)  Employment Agreement with Chairman,         Incorporated by reference in Exhibit 10(g)
                  President and Chief Executive Officer            in the Registrant's Annual Report on Form
                                                                   10-K for the year ended December 31, 1995.

                  (h)  Oglebay Norton Company Long-Term            Incorporated by reference in Exhibit 10(h)
                  Incentive Plan                                   in the Registrant's Annual Report on Form
                                                                   10-K for the year ended December 31, 1995.

                  (i)  Director Stock Plan                         Filed herewith as Exhibit 10(i)

                  (j)  Supplemental Savings and Stock Ownership    Filed herewith as Exhibit 10(j)
                  Plan

                  (j)(1)  First Amendment to Oglebay Norton        Filed herewith as Exhibit 10(j)(1)
                  Company Supplemental Savings and Stock
                  Ownership Plan


      SEC
  Exhibit No.                       Description                                      Location
  -----------                       -----------                                      --------
                  (j)(2)  Second Amendment to Oglebay Norton       Filed herewith as Exhibit 10(j)(2)
                  Company Supplemental Savings
                  and Stock Ownership Plan

                  (k) Irrevocable Trust Agreement I                Filed herewith as Exhibit 10(k)

                  (l)  Irrevocable Trust Agreement II              Filed herewith as Exhibit 10(l)

                  (m) Executive Life Insurance Program I (Form     Filed herewith as Exhibit 10(m)
                  of letter agreement along with Schedules A for
                  each current plan participant)

                  (n) Executive Life Insurance Program II          Filed herewith as Exhibit 10(n)
                  (Program description)

                  (o)  Oglebay Norton Company Excess and TRA       Filed herewith as Exhibit 10(o)
                  Supplemental Benefit Retirement Plan (January
                  1, 1991 Restatement)

                  (o)(1)  First Amendment to Oglebay Norton        Filed herewith as Exhibit 10(o)(1)
                  Company Excess and TRA Supplemental Benefit
                  Retirement Plan (January 1, 1991 Restatement),
                  dated as of December 15, 1994

                  (p)  Amended and Restated Loan Agreement,        Filed herewith as Exhibit 10(p)
                  between the Registrant and the Various
                  Commercial Banking Institutions named therein,
                  dated as of December 29, 1994

                  (p)(1)  Amendment No. 1 to Amended and           Filed herewith as Exhibit 10(p)(1)
                  Restated Loan Agreement, dated as of August
                  29, 1995

                  (p)(2)  Amendment No 2 to Amended and Restated   Filed herewith as Exhibit 10(p)(2)
                  Loan Agreement, dated as of  March 1, 1997

                  (q) Annual Incentive Plan (plan description)     Filed herewith as Exhibit 10(q)

       21         Subsidiaries of the Registrant                   Filed herewith as Exhibit 21

       23         Consent of Independent                           Filed herewith as Exhibit 23
                  Auditors

       27         Financial Data                                   Filed herewith
                  Schedule