Form 10-Q
period 1997-03-31
OGLEBAY NORTON CO
filed 1997-05-15
CIK 73918

                                                              Page 1 of 10 Pages


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended March 31, 1997 Commission File number 0-663
                            --------------                        -----

                             OGLEBAY NORTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                        34-0158970
--------------------------------                        ------------------
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification No.)


            1100 Superior Avenue     Cleveland, Ohio    44114-2598
            ------------------------------------------------------
            (Address of principal executive offices)     (Zip Code)


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


                    Yes   X                            No
                        -----                             -----

Shares of Common Stock outstanding at April 30, 1997:  2,402,890
                                                       ---------

                   OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                    INDEX



                                                                                   PAGE NUMBER
                                                                                   -----------
   PART I.  FINANCIAL INFORMATION
   ------------------------------


     Condensed Consolidated Balance
     Sheet (Unaudited) - March 31, 1997 and
     December 31, 1996                                                                  3

     Condensed Consolidated Statement of
     Operations (Unaudited) - Three Months
     Ended March 31, 1997 and 1996                                                      4

     Condensed Consolidated Statement of
     Cash Flows (Unaudited) - Three Months
     Ended March 31, 1997 and 1996                                                      5

     Notes to Condensed Consolidated Financial
     Statements                                                                         6

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                                     7 - 9



   PART II.  OTHER INFORMATION                                                         10
   ---------------------------

                      PART I. ITEM 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                  ASSETS
                                                              MARCH 31     December 31
                                                                1997           1996
                                                            ------------   ------------
CURRENT ASSETS
  Cash and cash equivalents                                 $ 18,317,692   $ 21,850,282
  Marketable securities                                              -0-        898,475
  Accounts receivable, less reserve for doubtful accounts
    (1997-$576,000, 1996-$512,000)                            13,495,991     27,909,834


  Inventories
    Raw materials and finished products                        3,299,058      3,003,079
    Operating supplies                                         2,287,394      2,336,468
                                                            ------------   ------------
                                                               5,586,452      5,339,547
  Deferred income taxes                                        3,425,573      3,214,573
  Prepaid insurance and other expenses                         7,044,776      1,650,620
                                                            ------------   ------------

      TOTAL CURRENT ASSETS                                    47,870,484     60,863,331


PROPERTIES AND EQUIPMENT                                     304,077,495    301,272,226
  Less allowances for depreciation
   and amortization                                          158,354,495    157,473,072
                                                            ------------   ------------
                                                             145,723,000    143,799,154


PREPAID PENSION COSTS AND OTHER ASSETS                        33,158,207     31,550,923
                                                            ------------   ------------
                                                            $226,751,691   $236,213,408
                                                            ============   ============
         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                              MARCH 31     December 31
                                                                1997            1996
                                                           -------------   -------------
     CURRENT LIABILITIES
      Current portion of long-term debt                     $  8,476,450   $  8,476,450
      Accounts payable                                         3,760,005      7,003,035
      Payrolls and other accrued compensation                  2,986,075      6,915,055
      Accrued expenses                                         8,076,860      9,485,216
      Income taxes                                               505,682      1,620,176
                                                            ------------   ------------


        TOTAL CURRENT LIABILITIES                             23,805,072     33,499,932


     LONG-TERM DEBT, less current portion                     28,545,563     28,664,675
     POSTRETIREMENT BENEFITS OBLIGATIONS                      24,601,631     24,675,900
     OTHER LONG-TERM LIABILITIES                              21,208,415     20,272,081
     DEFERRED INCOME TAXES                                    22,716,821     22,651,821

STOCKHOLDERS' EQUITY
        Preferred stock, without par value,
        authorized 5,000,000 shares;
          none issued                                                -0-            -0-
        Common stock, par value $1 per share,
          authorized 10,000,000 shares;
          issued 3,626,666 shares                              3,626,666      3,626,666
        Additional capital                                     9,856,548      9,475,843
        Unrealized gains                                             -0-        410,447
        Retained earnings                                    125,971,006    125,960,692
                                                           -------------   ------------
                                                             139,454,220    139,473,648

        Treasury stock, at cost - 1,224,676
          and 1,208,979 shares at respective dates           (32,508,018)   (31,833,524)

        Unallocated Employee Stock Ownership
          Plan shares                                         (1,072,013)    (1,191,125)
                                                           -------------   -------------
                                                             105,874,189    106,448,999
                                                           -------------  -------------
                                                           $ 226,751,691  $ 236,213,408
                                                           =============  =============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended
                                                     March 31
                                           ----------------------------
                                               1997            1996
                                           ------------    ------------
REVENUES
   Net sales                               $ 19,121,770    $ 18,271,016
   Operating revenues                         1,287,130         412,277
                                           ------------    ------------
                                             20,408,900      18,683,293

COSTS AND EXPENSES
   Cost of goods sold                        14,304,018      14,375,509
   Operating expenses                           798,139         433,071
   General, administrative and
      selling expenses                        4,196,966       4,324,369
                                           ------------    ------------
                                             19,299,123      19,132,949
                                           ------------    ------------

INCOME FROM OPERATIONS                        1,109,777        (449,656)

Gain on sale of assets                          759,267       1,615,826
Interest, dividends and other income            569,191       1,158,965
Interest expense                               (569,470)       (843,519)
Other expense                                  (663,921)       (483,540)
                                           ------------    ------------

INCOME BEFORE INCOME TAXES                    1,204,844         998,076
Income taxes                                    352,000          84,556
                                           ------------    ------------

INCOME FROM CONTINUING OPERATIONS               852,844         913,520

Discontinued operations:
   Income from discontinued operations              -0-       1,064,690
                                           ------------    ------------

NET INCOME                                 $    852,844    $  1,978,210
                                           ============    ============

Income per share of common stock:
   Continuing operations                   $        .35    $        .37
   Discontinued operations                          -0-             .43
                                           ------------    ------------

NET INCOME PER SHARE OF COMMON STOCK       $        .35    $        .80
                                           ============    ============


DIVIDENDS PER SHARE OF COMMON STOCK        $        .35    $        .30
                                           ============    ============


Average number of shares of common stock
    outstanding                               2,408,695       2,458,408


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Three Months Ended
                                                                             March 31
                                                                    ----------------------------
                                                                        1997            1996
                                                                    ------------    ------------
OPERATING ACTIVITIES
  Net income                                                        $    852,844    $  1,978,210
  Adjustments to reconcile net income to
     net cash provided by (used in) operating activities:
        Depreciation and amortization                                  1,195,850       1,109,930
        Deferred income taxes                                             65,000        (254,000)
        Gain on sale of assets                                          (759,267)       (991,751)
        Gain on sale of business                                             -0-        (625,000)
        Prepaid pension costs and other assets                          (911,909)       (643,123)
        Deferred vessel maintenance costs                             (5,900,586)     (6,026,074)
        Decrease in accounts receivable                               14,413,843      11,766,465
        Decrease (increase) in inventories                              (133,002)        460,631
        Decrease in accounts payable                                  (3,247,115)     (2,589,752)
        Decrease in payrolls and other accrued compensation           (3,690,225)     (4,257,564)
        (Decrease) increase in accrued expenses                       (1,628,356)         79,668
        (Decrease) increase in income taxes                           (1,114,494)      5,015,811
        Operating activities of discontinued operations - net                -0-      (6,091,203)
        Other operating activities                                     1,229,635      (1,471,202)
                                                                    ------------    ------------

              NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        372,218      (2,538,954)

INVESTING ACTIVITIES
  Capital expenditures                                                (2,747,881)     (1,141,306)
  Acquisition of business                                             (1,300,000)            -0-
  Proceeds from sale of assets                                         1,180,375       1,462,451
  Proceeds from sale of business                                             -0-       1,900,000
                                                                    ------------    ------------

              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (2,867,506)      2,221,145

FINANCING ACTIVITIES
  Additional long-term debt                                              600,000             -0-
  Payments on long-term debt                                            (119,112)       (119,112)
  Payments of dividends                                                 (842,531)       (734,230)
  Purchase of treasury stock                                            (675,659)       (728,149)
                                                                    ------------    ------------

              NET CASH USED IN FINANCING ACTIVITIES                   (1,037,302)     (1,581,491)
                                                                    ------------    ------------

  Decrease in cash and cash equivalents                               (3,532,590)     (1,899,300)

CASH AND CASH EQUIVALENTS, JANUARY 1                                  21,850,282      22,660,436
                                                                    ------------    ------------

CASH AND CASH EQUIVALENTS, MARCH 31                                 $ 18,317,692    $ 20,761,136
                                                                    ============    ============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. The accompanying condensed consolidated financial statements have been reclassified to report separately the operating results of discontinued iron ore operations. Additionally, certain amounts in the prior year have been reclassified to conform with the 1997 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1996 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. On January 2, 1997, the Registrant's Industrial Sands segment acquired certain property and assets of a sand screening plant in Bakersfield, California for $700,000 in cash and a $600,000 promissory note. The addition of this facility is not expected to have a material impact on the results of operations of the Registrant.

4. In March 1997, the Registrant's wholly owned subsidiary Oglebay Norton Terminals, Inc. executed an agreement with the Cleveland-Cuyahoga
     County Port Authority to operate a bulk commodity transfer dock located in the Cleveland harbor, just west of the Cuyahoga River in Cleveland, Ohio. Operations at the dock, which now operates under the name Cleveland Bulk Terminal, commenced April 1, 1997 and the subsidiary intends to use this facility as a transfer point for iron ore pellets, stone, coal and other commodities. In accordance with the terms of the Lease and Operating Agreement, the Registrant has guaranteed up to $6,075,000 in base rent over the ten year term. The addition of this facility is not expected to have a material impact on the results of operations of the Registrant.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                        OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the quarter ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

                             FINANCIAL CONDITION
                             -------------------

                  The Registrant's operating activities provided cash of $372,000 in the first quarter of 1997 compared with a use of cash of $2,539,000 for the same period in 1996. This change in cash provided by operating activities in the first quarter of 1997 resulted primarily from the discontinuance of the Registrant's Iron Ore segment during the fourth quarter of 1996. The operating activities of the discontinued operations used cash of $6,091,000 during the first quarter of 1996. Accounts receivable declined by $14,414,000 in the first quarter of 1997, compared with $11,766,000 for the same period in 1996. Strong sales and operating revenues experienced by the Registrant during the first three months of 1997 were not sufficient to offset the loss of revenues and related accounts receivable generated by discontinued operations. Income taxes decreased $1,114,000 in the first quarter of 1997, compared with an increase of $5,016,000 for the same period of 1996, as a result of discontinued operations and the receipt of a state income tax refund in the first quarter of 1996. The tax refund was recognized over 1996 resulting in a lower effective tax rate. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Capital expenditures totaled $2,748,000 in the first quarter of 1997 compared with $1,141,000 for the same period in 1996. Expenditures in the first quarter of 1997 included vessel inspection costs of $1,197,000. No vessel inspections were required in 1996.

                  In the first quarter of 1997, the Registrant received $933,000 on the sale of marketable securities compared with $1,336,000 for the same quarter of 1996. The Registrant currently holds no marketable securities. Additionally, the Registrant received $2,026,000 in the first quarter of 1996 from the sale of certain inactive properties. No such transactions took place in the first quarter in 1997.

                  The Registrant made long-term debt payments of $119,000 in each of the first quarters of 1997 and 1996. The Registrant executed a $600,000 promissory note in conjunction with the acquisition of the Bakersfield, California sand screening facility. The note is payable in three equal annual installments, plus interest, commencing January 2, 1998.

                  The Registrant declared a dividend of $.35 per share in the first quarter of 1997 compared with $.30 in the first quarter of 1996. Dividends paid were $843,000 in the first quarter of 1997 compared with $734,000 for the same quarter in 1996. The Registrant purchased, and placed in treasury, 15,741 shares of its Common Stock for $676,000 in the first quarter of 1997 and 18,444 shares of its Common Stock for $728,000 in the first quarter of 1996.

                  Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1997. All financing alternatives are under constant review to determine their practicality and ability to provide sufficient funding on a timely basis and at the least possible cost.

                            RESULTS OF OPERATIONS
                            ---------------------

                  QUARTER ENDED MARCH 31, 1997 COMPARED WITH
                         QUARTER ENDED MARCH 31, 1996


                  The Registrant's income from operations improved in the first quarter of 1997 to a level of $1,110,000 on revenues of $20,409,000, compared with a loss from operations of $450,000 on revenues of $18,683,000 for the same quarter in 1996. Income from continuing operations was $853,000 ($.35 per share) for the first quarter of 1997, compared with $913,000 (.37 per share) for the first quarter of 1996. Net income for the first quarter of 1997 was $853,000 ($.35 per share) compared with $1,978,000 ($.80 per share) for the same quarter in 1996.

                  Income before income taxes for the first quarter of 1997 includes gains of $759,000, principally on the sale of current marketable securities. Income before income taxes for the first quarter of 1996 included gains and income of $2,192,000 on the sale of current marketable securities, inactive properties and interest related to a state income tax refund for taxes paid in the prior years. Net income excluding the above items was $352,000 ($.15 per share) in the first quarter of 1997 and $173,000 ($.07 per share) for the first quarter of 1996.

                  Interest expense declined 32% in the first quarter of 1997, compared with the same period in the prior year, due to an overall reduction in debt.

                  Operating results of the Registrant's business segments for the first quarter ended March 31, 1997 and 1996 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first quarter of 1996, which were previously allocated to the discontinued operations, have been reallocated to the remaining business segments.

                  Operating revenues for the Registrant's Marine Transportation segment totaled $1,287,000 for the first quarter of 1997 compared with $412,000 for the first quarter of 1996. The segment's operating loss was $441,000 for the first quarter of 1997 compared with a loss of $824,000 for the first quarter of 1996. Unlike the start of the 1996 sailing season, the 1997 sailing season has opened under more favorable weather conditions. The start of the 1996 Marine Transportation season was plagued by heavy ice conditions in the rivers and upper Great Lakes regions. For the 1997 sailing season all twelve vessels were in operation by the end of April, compared with the 1996 sailing season when all twelve vessels were not in operation until the end of May. Tonnage levels for the first quarter of 1997 were 535,000 tons, compared with 156,000 tons hauled in the first quarter of 1996.

                      ---------------------

                  QUARTER ENDED MARCH 31, 1997 COMPARED WITH
                         QUARTER ENDED MARCH 31, 1996


                  Net sales for the Registrant's Industrial Sands segment amounted to $11,498,000 for the first quarter of 1997, a 13% increase over sales of $10,174,000 for the first quarter of 1996. Operating profit of $2,669,000 for the first quarter of 1997 increased by 68% compared with $1,586,000 for the first quarter of 1996. Shipments of 404,000 tons for the first quarter of 1997 represents an 8% increase over the same quarter in 1996, and the average selling price of principal products improved 9%. Operating results of the segment's Texas and California operations had very solid performances in the first quarter of 1997 due to strong volumes and favorable pricing. The Bakersfield, California operations, acquired in the first quarter of 1997, enabled the segment to further penetrate the central California oil and gas well service markets. The Bakersfield operations produce specialty well-packing sands which complement the Brady, Texas frac sands and Riverside, California silica flour materials. The Brady operations continued the strong pace, established in the prior year, of supplying high quality frac sand to the oil and gas service markets. Overall cost management, particularly with respect to the segment's overhead costs, also contributed to the operating profit improvement. The segment's selling, general and administrative expenses were less than 8% of the segment's 1997 first quarter sales compared with almost 9% for the first quarter of the prior year.

                  Net sales for the Registrant's Engineered Materials segment amounted to $7,624,000 for the first quarter of 1997 which was comparable to net sales of $7,858,000 for the first quarter of 1996. The segment's operating loss of $61,000 for the first quarter of 1997, compared with a loss of $110,000 for the first quarter of 1996. As anticipated, the market for ingot hot top products continued to decline in the first quarter of 1997. Manufacturing efficiencies and profitability for this product line will continue to be evaluated to determine whether this business segment will remain as one of the few suppliers to ingot-casting steel producers. Metallurgical treatment product sales increased 37% in the first quarter of 1997 compared with the same quarter in 1996, and operating profit for this product line improved 24% over the same period in the prior year. The segment's Kingsford Heights, Indiana facility, acquired at the end of 1996, supplied much of the improvement, strengthening Engineered Materials' position in the greater Chicago area.

               ITEM 3.  QUANTATIVE AND QUALITATIVE DISCLOSURES
                              ABOUT MARKET RISK

                  Not applicable.

PART II.  OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION
-------  -----------------

                  On April 30, 1997, the Registrant's Board of Directors authorized the Registrant to purchase, on the open market or through private purchases, approximately 60,000 shares of the Registrant's Common Stock having an aggregate cost of up to $3,000,000, through April 30, 1998. The Board of Directors further authorized the Registrant to purchase up to an additional 12,924 shares of the Registrant's Common Stock which remained to be purchased under a similar repurchase program authorized for the period May 1996 through April 1997. Under this program, 47,076 shares of the Registrant's Common Stock with an aggregate cost of $2,016,000 were previously purchased from May 1996 through April 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

                  (a)  Exhibits:
                       ---------

                           3(ii) - By-Laws
                           27    - Financial Data Schedule

                  (b)  Reports on Form 8-K:
                       --------------------

                  The Registrant filed a Form 8-K dated January 7, 1997, consisting of the following: Item 2 -- Acquisition or Disposition of Assets (the sale on December 23, 1996 of Registrant's interest in Eveleth Mines) and Item 7
- Financial Statements and Exhibits (Pro forma financial information).


                                  SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                OGLEBAY NORTON COMPANY


DATE:  May 15, 1997                             By: /s/ R. J. Kessler
                                                   ----------------------------
                                                          R. J. Kessler
                                                          Vice President -
                                                      Finance and Planning
                                                    On behalf of the Registrant
                                                     and as Principal Financial
                                                       and Accounting Officer