Form 10-Q
period 1997-06-30
OGLEBAY NORTON CO
filed 1997-08-14
CIK 73918

                                                              Page 1 of 13 Pages

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended June 30, 1997 Commission File Number 0-663
                            -------------                        -----

                             OGLEBAY NORTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             34-0158970
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

      1100 Superior Avenue          Cleveland, Ohio        44114-2598
   -----------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

        Registrant's telephone number, including area code (216) 861-3300
                                                           --------------

                                      None
             --------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X               No
                              -----                ------

Shares of Common Stock outstanding at July 31, 1997:  2,386,390
                                                      ----------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                        PAGE NUMBER
                                                                        -----------
   PART I.  FINANCIAL INFORMATION

         Condensed Consolidated Balance
         Sheet - June 30, 1997 (Unaudited) and
         December 31, 1996                                                    3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended June 30, 1997 and 1996 and Six
         Months Ended June 30, 1997 and 1996                                  4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Six Months
         Ended June 30, 1997 and 1996                                         5

         Notes to Condensed Consolidated Financial
         Statements                                                           6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                         7-11



   PART II.  OTHER INFORMATION                                             12-13
   ---------------------------

                          Part I. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

              ASSETS

                                                       June 30        December 31
                                                        1997             1996
                                                    ------------     -----------
                                                    (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                         $  5,379,291     $ 21,850,282
  Marketable securities                                                   898,475
  Accounts receivable, less reserve
    for doubtful accounts
    (1997-$537,000 1996-$512,000)                     26,933,420       27,909,834
  Inventories
    Raw materials and finished products                3,407,718        3,003,079
    Operating supplies                                 3,463,414        3,534,003
                                                       ---------        ---------
                                                       6,871,132        6,537,082
  Deferred income taxes                                3,425,573        3,214,573
  Prepaid insurance and other expenses                 7,027,658        1,650,620

      TOTAL CURRENT ASSETS                            49,637,074       62,060,866





PROPERTIES AND EQUIPMENT                             323,660,109      300,074,691
  Less allowances for depreciation
   and amortization                                  161,131,506      157,473,072
                                                     -----------      -----------
                                                     162,528,603      142,601,619



PREPAID PENSION COSTS AND OTHER ASSETS                36,133,103       31,550,923










                                                    ------------     ------------
                                                    $248,298,780     $236,213,408
                                                    ============     ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       June 30         December 31
                                                        1997              1996
                                                       ---------        ---------
                                                     (UNAUDITED)

        CURRENT LIABILITIES
Current portion of long-term debt                   $  8,476,450     $  8,476,450
Accounts payable                                       5,029,072        7,003,035
Payrolls and other accrued compensation                4,478,426        6,915,055
Accrued expenses                                       8,568,609        9,485,216
Income taxes                                           1,251,230        1,620,176
                                                       ---------        ---------


       TOTAL CURRENT LIABILITIES                      27,803,787       33,499,932





LONG-TERM DEBT, less current portion                  40,763,180       28,664,675
POSTRETIREMENT BENEFITS OBLIGATIONS                   24,544,400       24,675,900
OTHER LONG-TERM LIABILITIES                           22,454,079       20,272,081
DEFERRED INCOME TAXES                                 23,111,821       22,651,821

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                              -0-              -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 3,626,666 shares                            3,626,666        3,626,666
  Additional capital                                   9,834,732        9,475,843
  Unrealized gains                                                        410,447
  Retained earnings                                  130,239,496      125,960,692
                                                     -----------      -----------
                                                     143,700,894      139,473,648

  Treasury stock, at cost - 1,230,322
    and 1,208,979 shares at respective dates         (33,126,481)     (31,833,524)
  Unallocated Employee Stock Ownership
    Plan shares                                      (   952,900)     ( 1,191,125)
                                                    ------------      -----------
                                                    $109,621,513      106,448,999
                                                    ------------      -----------
                                                    $248,298,780     $236,213,408
                                                    ============     ============


         See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended              Six Months Ended
                                                         June 30                        June 30
                                               ---------------------------     ----------------------------
                                                  1997            1996             1997            1996
                                                  ----            ----             ----            ----
REVENUES
  Net Sales                                    $ 20,166,836    $ 18,619,381    $ 39,288,606    $ 36,890,397
  Operating Revenues                             30,419,379      26,311,482      31,706,509      26,723,758
                                               ------------    ------------    ------------    ------------
                                                 50,586,215      44,930,863      70,995,115      63,614,155

COSTS AND EXPENSES
   Cost of goods sold                            11,935,659      10,163,819      25,117,817      23,596,613
   Operating expenses                            23,962,435      24,561,523      24,760,576      24,994,594
   Depreciation and amortization                  3,141,393       4,195,086       4,337,243       5,305,016
   General, administrative and
      selling expenses                            4,160,443       3,969,075       8,283,417       8,126,228
                                               ------------    ------------    ------------    ------------
                                                 43,199,930      42,889,503      62,499,053      62,022,451
                                               ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                            7,386,285       2,041,360       8,496,062       1,591,704

Gain on sale of assets                               30,600         262,738         789,867       1,878,564
Interest, dividends and other income              1,159,497         473,623       1,728,688       1,632,588
Other expense                                      (711,839)       (587,150)     (1,375,760)     (1,070,690)
Interest expense                                   (674,933)       (814,250)     (1,244,403)     (1,657,769)
                                               ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                            7,189,610       1,376,321       8,394,454       2,374,397
Income taxes                                      2,081,000         135,530       2,433,000         220,086
                                               ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS                 5,108,610       1,240,791       5,961,454       2,154,311

Discontinued Operations:
   Income from discontinued operations                            1,019,696                       2,084,386
                                               ------------    ------------    ------------    ------------
NET INCOME                                     $  5,108,610    $  2,260,487    $  5,961,454    $  4,238,697
                                               ============    ============    ============    ============
Income per share of common stock:
   Continuing operations                       $       2.13    $        .51    $       2.48    $        .88
   Discontinued operations                                              .42                             .85
                                               ------------    ------------    ------------    ------------
NET INCOME PER SHARE OF COMMON STOCK           $       2.13    $        .93    $       2.48    $       1.73
                                               ============    ============    ============    ============
DIVIDENDS PER SHARE OF COMMON STOCK            $        .35    $        .30    $        .70    $        .60
                                               ============    ============    ============    ============
Average number of shares of Common Stock
    outstanding                                   2,399,830       2,443,551       2,404,238       2,450,980






See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Six Months Ended
                                                                                June 30
                                                                     -----------------------------
                                                                         1997            1996
                                                                         -----           -----
OPERATING ACTIVITIES
  Net income                                                         $  5,961,454    $  4,238,697
  Adjustments to reconcile net income to
     net cash used for operating activities:
     Depreciation and amortization                                      4,337,243       5,305,016
     Deferred income taxes                                                460,000        (468,000)
     Gain on sale of assets                                              (789,404)     (1,294,730)
     Gain on sale of business                                                            (625,000)
     Prepaid pension costs and other assets                            (1,809,355)     (1,146,932)
     Deferred vessel maintenance costs                                 (5,503,481)     (7,361,764)
     Decrease (increase) in accounts receivable                           976,414      (4,660,859)
     Decrease (increase) in inventories                                  (115,147)        582,794
     (Decrease) increase in accounts payable                           (1,978,048)     (1,461,130)
     Decrease in payrolls and other accrued compensation               (2,194,548)     (2,776,715)
     (Decrease) increase in accrued expenses                           (1,327,564)       (745,436)
     (Decrease) increase in income taxes                                 (368,946)      4,624,216
     Operating activities of discontinued operations - net                             (8,561,916)
     Other operating activities                                           434,429       4,152,867
                                                                     ------------    ------------
              NET CASH USED FOR OPERATING ACTIVITIES                   (1,916,953)    (10,198,892)

INVESTING ACTIVITIES
     Capital expenditures                                             (21,887,916)     (3,219,517)
     Proceeds from sale of assets                                       1,211,424       3,984,506
     Acquisition of businesses                                         (1,600,000)
                                                                     ------------    ------------
              NET CASH PROVIDED BY (USED FOR) INVESTING ACTIVITIES    (22,276,492)        764,989

FINANCING ACTIVITIES
     Additional long-term debt                                         15,000,000
     Payments on long-term debt                                        (4,238,225)     (4,238,225)
     Payments of dividends                                             (1,682,651)     (1,471,262)
     Purchases of Treasury Stock                                       (1,356,670)     (1,018,649)
                                                                     ------------    ------------
              NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES      7,722,454      (6,728,136)
                                                                     ------------    ------------
     Decrease in cash and cash equivalents                            (16,470,991)    (16,162,039)

CASH AND CASH EQUIVALENTS, JANUARY 1                                   21,850,282      22,660,436
                                                                     ------------    ------------
CASH AND CASH EQUIVALENTS, JUNE 30                                   $  5,379,291    $  6,498,397
                                                                     ============    ============



See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. The accompanying condensed consolidated financial statements have been reclassified to report separately the 1996 operating results of discontinued iron ore operations. Additionally, certain amounts in the prior year have been reclassified to conform with the 1997 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1996 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. Current and foreseeable future conditions on the Great Lakes discourage construction of new Great Lakes vessels due to the significant capital costs involved. As a result of the Registrant's preventative maintenance actions, the estimated useful lives for certain vessels in its fleet are longer than the current depreciable lives. Furthermore, recent sales of inactive or older Great Lakes vessels have demonstrated a large demand for such vessels at market values in excess of the current salvage values assigned to these vessels. Therefore, effective January 1, 1997, the Registrant extended the estimated useful lives and increased the estimated salvage values on these vessels. The effect of these changes in estimate reduced depreciation by $1,117,000 and increased net income by $737,000 ($.31 per share) for the three months and six months ended June 30, 1997. These changes had no effect on the first quarter of 1997, as the Registrant's vessels are depreciated over the standard sailing season. These changes in estimate will reduce depreciation by $3,178,000 and increase net income by $2,097,000 for the year ending December 31, 1997.

4. On January 2, 1997, the Registrant's Industrial Sands segment acquired certain property and assets of a sand screening plant in Bakersfield, California. The Bakersfield plant buys and screens sand to supply specialty grades and sizes.

5. On March 19, 1997, the Registrant's wholly-owned subsidiary Oglebay Norton Terminals, Inc. executed an agreement with the Cleveland-Cuyahoga County Port Authority to lease and operate a bulk commodity transfer dock located at the Port of Cleveland, just west of the Cuyahoga River in Cleveland, Ohio. The dock, now known as the Cleveland Bulk Terminal, commenced operations on April 1, 1997. The Registrant intends to use the dock as a transfer point for iron ore pellets, limestone, coal and other commodities and has guaranteed up to $6,075,000 in base rent over the ten-year term of the lease.

6. On May 22, 1997, the Registrant's Industrial Sands segment acquired certain property and assets of a supplier of blended sand and organic mixes. The new operation, operating as Kurtz Sports Turf, supplies mixes for end users such as golf courses, playgrounds, parks and sports fields. The addition of this operation is not expected to have a material impact on the results of operations of the Registrant.

7. On June 11, 1997 the Registrant purchased two 630 foot long, self-unloading vessels, the M/V Wolverine and the M/V David Z. Norton for $17,000,000. These vessels had been operated as part of the Company's fleet for over 20 years under lease agreements that were due to expire within the next two years. The acquisitions were financed through a $15,000,000 borrowing against the Registrant's Revolving Credit facility. The borrowing against the Revolving Credit facility was replaced with a $17,000,000 fixed rate 7.32% term loan in July 1997. Accordingly, all related borrowings have been classified as long-term debt as of June 30, 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first half of the year are not necessarily indicative of the results to be expected for the full year.

                               FINANCIAL CONDITION
                               -------------------

                  The Registrant's operating activities used cash of $1,917,000 in the first half of 1997 compared to $10,199,000 for the same period in 1996. The decrease in cash used for operating activities resulted primarily from the Registrant's discontinued Iron Ore segment. The operating activities of the iron ore operations, discontinued during 1996, used cash of $8,562,000 through the first six months of 1996. Vessel maintenance costs, which are deferred and amortized over the Marine Transportation sailing season, totaled $5,503,000 and $7,362,000 as of June 30, 1997 and 1996, respectively. The decrease in vessel maintenance costs is a result of improved weather conditions during 1997 compared with 1996. During 1996, the Registrant's vessel fleet experienced severe weather and heavy ice conditions on the Great Lakes and rivers. These conditions caused damage to the vessels, requiring additional maintenance and repair costs. Accounts receivable decreased by $976,000 for the six months ended June 1997 compared with an increase of $4,661,000 for the same period of 1996. Cash generated through the collection of receivables in the first half of 1997 was more significant than in the same period of the prior year. Income taxes payable decreased by $369,000 as of June 30, 1997 compared with an increase of $4,624,000 for 1996. The change in income taxes payable was principally due to the receipt of a state income tax refund received during the first half of 1996. The refund was recognized ratably during 1996 through a lower effective tax rate. No such refund was received during 1997. Operating results of the Registrant's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Expenditures for property and equipment amounted to $21,888,000 through the first six months of 1997 compared with $3,220,000 for the same period in 1996. As disclosed in Note 7 of the Notes To Condensed Consolidated Financial Statements, the Registrant purchased two Marine Transportation vessels in June 1997. Additionally, the Registrant expended $2,260,000 for vessel inspection costs in the first six months of 1997. No vessel inspections were required in 1996.

                         -------------------

                  In the first half of 1997, the Registrant received $933,000 on the sale of marketable securities compared with $1,585,000 during the same period of 1996. The Registrant currently holds no marketable securities. Additionally, the Registrant received $2,390,000 on the sale of certain inactive properties during 1996. No such transactions took place in 1997.

                  The Registrant made long-term debt payments of $4,238,000 in both the first six months of 1997 and 1996. During June 1997, the Registrant borrowed $15,000,000 against its Revolving Credit facility for the acquisition of two Marine Transportation vessels. In addition, the Company assumed $3,400,000 of 7.375% fixed rate Title XI Ship Financing Bonds associated with these vessels, of which $2,064,000 was called and retired in June 1997 at a nominal cost. The Revolving Credit borrowing was replaced with a $17,000,000, fixed rate (7.32%), term loan in July 1997. Accordingly, all related borrowings have been classified as long-term debt as of June 30, 1997.

                  The Registrant declared dividends of $.70 during the first half of 1997 compared with $.60 during the first half of 1996. Dividends paid were $1,683,000 for the first half of 1997 compared with $1,471,000 for the same period of 1996. The Registrant purchased on the open market, and placed in treasury, 31,741 shares of its Common Stock for $1,357,000 in the first half of 1997 and 25,444 shares for $1,019,000 in the first half of 1996.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                   Six Months Ended June 30, 1997 compared to
                         Six Months Ended June 30, 1996

                  The Registrant's income from operations improved in the first half of 1997 to a level of $8,496,000 on revenues of $70,995,000, compared with $1,592,000 on revenues of $63,614,000 for the same period in 1996. Income from continuing operations more than doubled to a level of $5,961,000 ($2.48 per share) for the first six months of 1997 compared with $2,154,000 ($.88 per share) for the first six months of 1996. Net income for the first half of 1997 was $5,961,000 ($2.48 per share) compared with $4,239,000 ($1.73 per share) for the same period in 1996.

                  Income from continuing operations before income taxes for the first six months of 1997 includes gains of $790,000, principally on the sale of current marketable securities. Income from continuing operations before income taxes for the first half of 1996 included gains and income of $2,455,000 on the sale of current marketable securities, inactive properties and interest related to a state income tax refund for taxes paid in the prior years. Net income, excluding the above gains and interest, was $5,440,000 ($2.26 per share) for the first half of 1997 and $2,059,000 ($.84 per share) for the first half of 1996.

                        ---------------------

                   Six Months Ended June 30, 1997 compared to
                         Six Months Ended June 30, 1996

                  Interest expense declined by $413,000, or 25%, in the first half of 1997, compared with the same period in the prior year, due to an overall reduction in debt.

                  Operating results of the Registrant's business segments for the six months ended June 30, 1997 and 1996 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first six months of 1996, which were previously allocated to discontinued operations, have been reallocated to the remaining business segments.

                  Operating revenues for the Registrant's Marine Transportation business segment increased 19% to $31,707,000 for the first half of 1997 compared with $26,724,000 for the same period in 1996. The segment's operating profit increased to $5,035,000 for the first six months of 1997 compared with $92,000 for the same period in 1996. Unlike the start of the 1996 sailing season, the 1997 sailing season opened under more favorable weather conditions and higher water levels, enabling the vessels to carry increased tonnage. The start of the 1996 sailing season was plagued by heavy ice conditions in the rivers and upper Great Lakes region. During the 1997 sailing season all twelve vessels were in operation by the end of April, compared with the 1996 sailing season, when all twelve vessels were not in operation until the end of May. The segment's operating profit for the first six months of 1996 was also adversely impacted by increased labor and repair charges, as a result of the unfavorable weather conditions, and higher fuel costs. The segment's operating profit for the first six months of 1997 was favorably impacted by the changes in estimated useful lives and salvage values, which amounted to $1,117,000, as discussed in
Note 3 of the Notes To Condensed Consolidated Financial Statements.

                  Net sales for the Registrant's Industrial Sands business segment amounted to $24,655,000 for the first half of 1997, a 22% increase over sales of $20,890,000 for the first half of 1996. The segment's operating profit for the first six months of 1997 increased 55%, to a level of $6,009,000 compared with $3,870,000, for the same period of 1996. Operating results of the segment's Texas and California operations had very solid performances during the first six months of 1997. The Texas operation continues to experience strong demand for high-quality frac sand by the oil and gas well service markets. The segment's Orange County operations improved due to a strengthening construction economy in southern California. The additions of the Bakersfield and Kurtz Sports Turf operations, as disclosed in Notes 4 and 6 of the Notes To Condensed Consolidated Financial Statements, also enhanced the segment's operating results.

                        ---------------------

                   Six Months Ended June 30, 1997 compared to
                         Six Months Ended June 30, 1996

                  Net sales for the Registrant's Engineered Materials segment amounted to $14,633,000 for the first six months of 1997 compared with $15,551,000 with the same period in the prior year. The segment's operating loss for the first six months of 1997 was $404,000 compared with $233,000 for the same period in the prior year. Metallurgical treatment products sales increased by 32% as a result of the Registrant's acquisition of the Kingsford Heights, Indiana operation late in 1996. Operating profit for this product line declined, however, primarily as a result of higher raw material costs and lower volume at the Registrant's Warren, Ohio operations. The increase in metallurgical treatment products sales was offset by reductions in refractory shapes and coatings, and ingot hot top sales of 80% and 40%, respectively. The declines were anticipated as the refractory shapes and coatings production capacities were sold in July 1996 and the Registrant is one of the few remaining suppliers of hot tops to ingot-casting steel producers who have not shifted to the continuous casting process. Operating profit for the refractory shapes and coatings, and ingot hot top product lines decreased by 37% and 30%, respectively as a result of the decline in volume.

                  Three Months Ended June 30, 1997 compared to
                        Three Months Ended June 30, 1996

                  The Registrant's income from operations more than tripled in the second quarter of 1997 to $7,386,000, on revenues of $50,586,000, compared to $2,041,000, on revenues of $44,931,000 for the same period of 1996. Income from continuing operations was $5,109,000 ($2.13 per share) for the second quarter of 1997 compared with $1,241,000 ($.51 per share) for the same period of 1996. Net income was $5,109,000 ($2.13 per share) compared with net income of $2,260,000 ($.93 per share) for the same quarter of 1996. The increases in 1997 consolidated revenues and net income can be attributed to the favorable weather conditions and high water levels experienced by the Registrant's Marine Transportation fleet, as well as a strong demand for the Registrant's Industrial Sands products by the oil and gas well service markets in Texas and California and the construction market in southern California, as previously discussed.

                  Interest expense declined by $139,000, or 17%, in the second quarter of 1997, compared to the same quarter in the prior year, due to an overall reduction in debt.

                  Operating results of the Registrant's business segments for the second quarter ended June 30, 1997 and 1996 are discussed below. The comments set forth above in the six months comparison of 1997 with 1996 generally apply, except as noted, when comparing the second quarter of 1997 to the same period in 1996.

                  Operating revenues for the Registrant's Marine Transportation business segment of $30,419,000 for the second quarter of 1997 increased 16% compared with $26,311,000 for the second quarter of 1996. The segment's operating profit was $5,476,000 for the second quarter of 1997 compared with $917,000 for the second quarter of 1996. The segment's operating profit for the quarter ended June 30, 1997 was favorably impacted in the amount of $1,117,000 due to the changes in estimated useful lives and salvage values, as discussed in
Note 3 of the Notes To Condensed Consolidated Financial Statements.

                        ---------------------

                  Three Months Ended June 30, 1997 compared to
                        Three Months Ended June 30, 1996

                  Net sales for the Registrant's Industrial Sands business segment amounted to $13,157,000 for the second quarter of 1997, a 23% increase from 1996 second quarter sales of $10,716,000. The segment's 1997 second quarter operating profit of $3,340,000 increased 46% from the 1996 second quarter profit of $2,285,000.

                  Net sales for the Registrant's Engineered Materials business segment amounted to $7,010,000 for the second quarter of 1997, which was a 9% decline compared with $7,693,000 for the second quarter of 1996. The segment experienced operating losses of $344,000 and $123,000 for the second quarter of 1997 and 1996, respectively.

                  This discussion may contain statements concerning certain trends and other forward-looking information affecting or relating to the Registrant that are intended to qualify for the protections afforded "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in such forward-looking statements contained herein because of a variety of factors, including but not limited to: (1) weather conditions affecting Marine Transportation; (2) unanticipated fluctuations in oil prices; (3) unanticipated changes in the demand for the Registrant's products or services due to changes in technology; (4) vessel service availability; (5) continuation of United States cabotage laws; (6) labor unrest; and, (7) loss or bankruptcy of major customers.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------  ----------------------------------------
         ABOUT MARKET RISK
         -----------------

           Not applicable.

PART II.  OTHER INFORMATION
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
-------  ---------------------------------------------------

          The Registrant submitted for approval by the stockholders at the annual meeting held April 30, 1997, nominees as directors with terms expiring on the date of the annual meeting to be held in 2000, the following candidates:
Brent D. Baird, James T. Bartlett, Albert C. Bersticker and William G. Pryor. The stockholders voted as follows:

                                                      Votes
                                            -------------------------
         Name of Nominee                      For             Withheld
         ---------------                      ---             --------
         Brent D. Baird                     2,086,847           5,361
         James T. Bartlett                  2,086,008           6,200
         Albert C. Bersticker               2,086,108           6,100
         William G. Pryor                   2,085,708           6,500

          Directors continuing in office after the annual meeting of stockholders are: Brent D. Baird, Malvin E. Bank, William G. Bares, James T. Bartlett, Albert C. Bersticker, R. Thomas Green, Jr., Ralph D. Ketchum, William
G. Pryor and John D. Weil.

Item 6.  Exhibits and Reports on Form 8-K
-------  --------------------------------

          (a)  Exhibits

                (10)(d)(3) - Form of Change in Control      Form of agreement incorp-
                               Agreement with four          orated by reference in Exhibit
                               Executive Officers and       10(d)(3) in the Registrant's
                               two key employees            Annual Report on Form 10-K
                                                            for the year ended December
                                                            31, 1996 (1)

                (27)        - Financial Data Schedule

          (b)  Reports on Form 8-K - None

     (1) Prior to this quarter, Change in Control Agreements, the form of which was previously filed as Exhibit (10)(d)(3), were entered into between the Company and executive officers M. P. Juszli and T. J. Wojciechowski, and key employees M. F. Biehl, P. V. Gorman, Jr., and
          D. G. Slezak. On April 30, 1997, P. V. Gorman, Jr. and J. S. Gray were elected executive officers of the Company and a Change in Control Agreement was executed with Mr. Gray in May 1997.

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             OGLEBAY NORTON COMPANY

DATE:  August 14, 1997        By: /s/ R.J. Kessler
                                 ------------------------------
                                        R. J. Kessler
                                       Vice President -
                                    Finance and Planning
                                 On behalf of the Registrant
                                 and as Principal Financial
                                   and Accounting Officer