Form 10-Q
period 1997-09-30
OGLEBAY NORTON CO
filed 1997-11-14
CIK 73918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





        For Quarter Ended September 30, 1997 Commission File Number 0-663
                          ------------------                        -----

                             OGLEBAY NORTON COMPANY
        ----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Delaware                                        34-0158970
      -------------------------------                       -------------------
      (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                        Identification No.)


         1100 Superior Avenue          Cleveland, Ohio        44114-2598
      ---------------------------------------------------------------------
           (Address of principal executive offices)           (Zip Code)


      Registrant's telephone number, including area code   (216) 861-3300
                                                           --------------

                                      None
            ---------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X                            No
                     ------                              ------

Shares of Common Stock outstanding at October 31, 1997:  4,752,180
                                                         ---------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX





                                                                                            PAGE NUMBER
                                                                                            -----------
   PART I.  FINANCIAL INFORMATION
   ------------------------------
         Condensed Consolidated Balance
         Sheet - September 30, 1997 (Unaudited) and
         December 31, 1996                                                                       3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended September 30, 1997 and 1996 and Nine
         Months Ended September 30, 1997 and 1996                                                4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Nine Months
         Ended September 30, 1997 and 1996                                                       5

         Notes to Condensed Consolidated Financial
         Statements                                                                              6

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                                         7 - 11

   PART II.  OTHER INFORMATION                                                                  12

                          PART I. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

              ASSETS
                                                              SEPTEMBER 30    DECEMBER 31
                                                                 1997             1996
                                                            -------------    -------------
                                                              (UNAUDITED)
CURRENT ASSETS
  Cash and cash equivalents                                 $  14,888,530    $  21,850,282
  Marketable securities                                                            898,475
  Accounts receivable, less reserve for doubtful
    accounts (1997-$601,000
    1996-$512,000)                                             29,358,575       27,909,834
  Inventories
    Raw materials and finished products                         3,406,109        3,003,079
    Operating supplies                                          3,500,425        3,534,003
                                                            -------------    -------------
                                                                6,906,534        6,537,082
  Deferred income taxes                                         3,425,573        3,214,573
  Prepaid insurance and other expenses                          3,464,212        1,650,620
                                                            -------------    -------------
      TOTAL CURRENT ASSETS                                     58,043,424       62,060,866


PROPERTIES AND EQUIPMENT                                      322,522,000      300,074,691
  Less allowances for depreciation
   and amortization                                           161,389,514      157,473,072
                                                            -------------    -------------
                                                              161,132,486      142,601,619

PREPAID PENSION COSTS AND OTHER ASSETS                         37,190,336       31,550,923
                                                            -------------    -------------
                                                            $ 256,366,246    $ 236,213,408
                                                            =============    =============
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
   Current portion of long-term debt                        $   8,722,545    $   8,476,450
   Accounts payable                                             4,140,310        7,003,035
   Payrolls and other accrued compensation                      5,858,814        6,915,055
   Accrued expenses                                             9,948,474        9,485,216
   Income taxes                                                 2,134,750        1,620,176
                                                            -------------    -------------
      TOTAL CURRENT LIABILITIES                                30,804,893       33,499,932





   LONG-TERM DEBT, less current portion                        41,061,242       28,664,675
   POSTRETIREMENT BENEFITS OBLIGATIONS                         24,418,070       24,675,900
   OTHER LONG-TERM LIABILITIES                                 21,864,867       20,272,081
   DEFERRED INCOME TAXES                                       23,557,821       22,651,821

   STOCKHOLDERS' EQUITY
     Preferred stock, without par value,
     authorized 5,000,000 shares;
       none issued                                                    -0-              -0-
   Common stock, par value $1 per share,
       authorized 10,000,000 shares;
       issued 7,253,332 shares                                  7,253,332        7,253,332
   Additional capital                                           6,214,299        5,849,177
   Unrealized gains                                                                410,447
   Retained earnings                                          135,765,305      125,960,692
                                                            -------------    -------------
                                                              149,232,936      139,473,648
     Treasury stock, at cost - 2,501,152
       and 2,417,958 shares at respective dates               (33,739,795)     (31,833,524)
     Unallocated Employee Stock Ownership
       Plan shares                                               (833,788)      (1,191,125)
                                                            -------------    -------------
                                                            $ 114,659,353    $ 106,448,999
                                                            -------------    -------------
                                                            $ 256,366,246    $ 236,213,408
                                                            =============    =============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30                     September 30
                                               ------------------------------    ------------------------------
                                                   1997              1996            1997             1996
                                               -------------    -------------    -------------    -------------
REVENUES
   Net sales                                   $  20,968,701    $  19,032,184    $  60,257,307    $  55,922,581
   Operating revenues                             32,424,231       30,647,498       64,130,740       57,371,256
                                               -------------    -------------    -------------    -------------
                                                  53,392,932       49,679,682      124,388,047      113,293,837
COSTS AND EXPENSES
   Cost of goods sold                             14,641,880       12,742,896       41,636,299       39,401,938
   Operating expenses                             20,908,107       21,955,205       43,792,081       43,887,370
   Depreciation and amortization                   3,340,682        4,149,918        7,677,925        9,454,934
   General, administrative and
      selling expenses                             4,180,783        3,843,381       12,464,200       11,969,609
   Loss on sale of production capacities and
     shutdown of facilities                                         1,077,845                         1,077,845
                                               -------------    -------------    -------------    -------------
                                                  43,071,452       43,769,245      105,570,505      105,791,696
                                               -------------    -------------    -------------    -------------
INCOME FROM OPERATIONS                            10,321,480        5,910,437       18,817,542        7,502,141

Gain on sale of assets                                36,700          509,139          826,567        2,387,703
Interest, dividends and other income                 242,377          493,175        1,971,065        2,125,763
Other expense                                       (627,320)        (465,707)      (2,003,080)      (1,536,397)
Interest expense                                    (849,991)        (775,073)      (2,094,394)      (2,432,842)
                                               -------------    -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                             9,123,246        5,671,971       17,517,700        8,046,368
Income taxes                                       2,476,000          918,127        5,080,000        1,138,213
                                               -------------    -------------    -------------    -------------
INCOME FROM CONTINUING OPERATIONS                  6,476,246        4,753,844       12,437,700        6,908,155

   Discontinued operations                                          1,307,494                         3,391,880
                                               -------------    -------------    -------------    -------------
NET INCOME                                     $   6,476,246    $   6,061,338    $  12,437,700    $  10,300,035
                                               =============    =============    =============    =============
Income per share of common stock:
   Continuing operations                       $        1.36    $         .98    $        2.59    $        1.41
   Discontinued operations                                                .27                               .70
                                               -------------    -------------    -------------    -------------
NET INCOME PER SHARE OF COMMON STOCK           $        1.36    $        1.25    $        2.59    $        2.11
                                               =============    =============    =============    =============
DIVIDENDS PER SHARE OF COMMON STOCK            $         .20    $         .18    $         .55    $         .48
                                               =============    =============    =============    =============


Average number of shares of Common Stock
    outstanding                                    4,763,736        4,865,358        4,793,398        4,889,670







See notes to condensed consolidated financial statements.

                    OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                             Nine Months Ended
                                                                                September 30
                                                                        ----------------------------
                                                                            1997            1996
                                                                        ------------    ------------
OPERATING ACTIVITIES
  Net income                                                            $ 12,437,700    $ 10,300,035
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation and amortization                                         7,677,925       9,454,934
     Deferred income taxes                                                                   165,000
     Gain on sale of assets                                                 (826,567)     (1,762,702)
     Gain on sale of business                                                               (625,000)
     Loss on sale of production capacities and shutdown of facilities                      1,077,845
     Prepaid pension costs and other assets                               (2,701,976)     (2,099,982)
     Deferred vessel maintenance costs                                    (1,472,923)     (2,994,858)
     (Increase) decrease in accounts receivable                           (1,448,741)        670,119
     (Increase) decrease in inventories                                     (150,549)        942,814
     Decrease in accounts payable                                         (2,866,810)     (1,140,988)
     Decrease in payrolls and other accrued compensation                    (810,326)     (2,238,077)
     Increase in income taxes                                                514,574       4,792,862
     Operating activities of discontinued operations - net                                (9,760,651)
     Other operating activities                                              245,745         401,208
                                                                        ------------    ------------
              NET CASH PROVIDED BY OPERATING ACTIVITIES                   10,598,052       7,182,559

INVESTING ACTIVITIES
     Capital expenditures                                                (25,363,219)     (4,733,003)
     Proceeds from sale of assets                                          1,363,824       4,783,776
     Acquisition of businesses                                            (1,600,000)
                                                                        ------------    ------------
              NET CASH (USED FOR) PROVIDED BY INVESTING ACTIVITIES       (25,599,395)         50,773

FINANCING ACTIVITIES
     Additional long-term debt                                            17,000,000
     Payments on long-term debt                                           (4,357,338)     (4,357,337)
     Payments of dividends                                                (2,633,087)     (2,316,150)
     Purchases of Treasury Stock                                          (1,969,984)     (1,713,791)
                                                                        ------------    ------------
              NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES         8,039,591      (8,387,278)
                                                                        ------------    ------------
     Decrease in cash and cash equivalents                                (6,961,752)     (1,153,946)

CASH AND CASH EQUIVALENTS, JANUARY 1                                      21,850,282      22,660,436
                                                                        ------------    ------------
CASH AND CASH EQUIVALENTS, SEPTEMBER 30                                 $ 14,888,530    $ 21,506,490
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

3. On August 27, 1997, the Registrant declared a two-for-one stock split in the form of a 100% stock dividend to stockholders of record as of October 10, 1997. This stock split has been recorded as of September 30, 1997 by a transfer, for all periods presented, of $3,627,000 from additional capital to common stock, representing a $1.00 par value for each additional share issued. All references in the accompanying Condensed Consolidated Financial Statements and related Notes and Management's Discussion and Analysis referring to shares and per share amounts have been adjusted retroactively for the stock split.

4. Current and foreseeable future conditions on the Great Lakes discourage construction of new Great Lakes vessels due to the significant capital costs involved. As a result of the Registrant's preventative maintenance actions, the estimated useful lives for certain vessels in its fleet are longer than the current depreciable lives. Furthermore, recent sales of inactive or older Great Lakes vessels have demonstrated a large demand for such vessels at market values in excess of the current salvage values assigned to these vessels. Therefore, effective January 1, 1997, the Registrant extended the estimated useful lives and increased the estimated salvage values of these vessels. The effect of these changes in estimate reduced depreciation by $1,129,000 and $2,246,000 for the three months and nine months ended September 30, 1997, respectively. The effect of these changes increased net income by $745,000 ($.16 per share) and $1,482,000 ($.31 per share) for the three months and nine months ended September 30, 1997. These changes in estimate will reduce depreciation by $3,178,000 and increase net income by $2,097,000 for the year ending December 31, 1997.

5. On January 2, 1997, the Registrant's Industrial Sands segment acquired certain property and assets of a sand screening plant in Bakersfield, California. The Bakersfield plant buys and screens sand to supply specialty grades and sizes.

6. On March 19, 1997, the Registrant's wholly-owned subsidiary, Oglebay Norton Terminals, Inc., executed an agreement with the Cleveland-Cuyahoga County Port Authority to lease and operate a bulk commodity transfer dock located at the Port of Cleveland, just west of the Cuyahoga River in Cleveland, Ohio. The dock, now known as the Cleveland Bulk Terminal, commenced operations on April 1, 1997. The Registrant intends to use the dock as a transfer point for iron ore pellets, limestone, coal and other commodities and has guaranteed up to $6,075,000 in base rent over the ten-year term of the lease.

7. On May 22, 1997, the Registrant's Industrial Sands segment acquired certain property and assets of a supplier of blended sand and organic mixes. The new operation, operating as Kurtz Sports Turf, supplies blended sands for end users such as golf courses, playgrounds, parks and sports fields.

8. On June 11, 1997 the Registrant purchased two 630 foot long, self-unloading vessels, the M/V Wolverine and the M/V David Z. Norton for $17,000,000. These vessels had been operated as part of the Company's fleet for over 20 years under lease agreements that were due to expire within the next two years. The acquisitions were initially financed through a $15,000,000 borrowing against the Registrant's Revolving Credit facility. The borrowing against the Revolving Credit facility was replaced with a $17,000,000 fixed rate 7.32% term loan in July 1997. The loan is payable $750,000 (including interest) semiannually beginning January 14, 1998 through July 14, 2002; $1,350,000 (including interest) payable semiannually from January 14, 2003 through January 14, 2007 and a final payment of $7,805,000 (including interest) due on July 14, 2007.

9. In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings Per Share" (FAS 128), which is effective for financial statements issued for periods ending after December 15, 1997. FAS 128 establishes new computation and presentation requirements for earnings per share. The Registrant must adopt FAS 128 for 1997 and believes that impact on earnings per share will not be material.

     In addition, the FASB issued Statement No. 130, "Reporting Comprehensive Income" (FAS 130), and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" (FAS 131). FAS 130 establishes standards for reporting comprehensive income and FAS 131 requires reporting certain information about operating segments. These statements, which must be adopted by the Registrant no later than 1998, are not expected to have a material effect on the Registrant's consolidated financial statements.

10. In July 1996, the Registrant's Engineered Materials subsidiary executed agreements to sell its refractory shapes and coatings production capacities. A pretax loss of $1,078,000 was recorded during the third quarter of 1996 to recognize the sale of these production capacities and shutdown the Cleveland facility that manufactured these products.

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

                               FINANCIAL CONDITION
                               -------------------

                  The Registrant's operating activities provided cash of $10,598,000 in the first nine months of 1997 compared with $7,183,000 for the same period in 1996. The increase in cash provided by operating activities resulted primarily from the Registrant's discontinued Iron Ore segment. The operating activities of the iron ore operations, sold at the end of 1996, used cash of $9,761,000 through the first nine months of 1996. Vessel maintenance costs, which are deferred and amortized over the Marine Transportation sailing season, totaled $1,473,000 and $2,995,000 as of September 30, 1997 and 1996,
respectively. The decrease in vessel maintenance costs is a result of improved weather conditions during 1997 compared with 1996. During 1996, the Registrant's vessel fleet experienced severe weather and heavy ice conditions on the Great Lakes and connecting rivers causing damage to the vessels, which increased maintenance and repair costs. Accounts receivable increased by $1,449,000 during the nine months ended September 30, 1997 compared with a decrease of $670,000 for the same period of 1996. Accounts receivable balances increased during the first nine months of 1997 due to higher sales and operating revenues experienced during the third quarter of 1997 compared with the third quarter of 1996. Income taxes payable increased by $515,000 during the first nine months of 1997 compared with an increase of $4,793,000 for the same period in 1996.
The change in income taxes payable was principally due to the receipt of a state income tax refund received during February 1996. The refund was recognized ratably during 1996 through a lower effective tax rate. No such refund was received during 1997. Operating results of the Registrant's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Expenditures for property and equipment were $25,363,000 through the first nine months of 1997 compared with $4,733,000 for the same period in 1996. As disclosed in note 8 of the Notes To Condensed Consolidated Financial Statements, the Registrant purchased two Marine Transportation vessels in June 1997. Additionally, the Registrant expended $2,260,000 for vessel inspection costs in the first nine months of 1997. No vessel inspections were required in 1996.

                  In the first nine months of 1997, the Registrant received $933,000 on the sale of marketable securities compared with $2,050,000 during the same period of 1996. The Registrant currently holds no marketable securities. Additionally, the Registrant received $2,709,000 on the sale of certain inactive properties during 1996. No such transactions have taken place in the first nine months of 1997.

                  The Registrant made long-term debt payments of $4,357,000 in both the first nine months of 1997 and 1996. During July 1997, the Registrant financed the acquisition of two Marine Transportation vessels with a $17,000,000, fixed rate (7.32%), term loan.

                  The Registrant declared dividends of $.55 during the first nine months of 1997 compared with $.48 during the first nine months of 1996. During the third quarter of 1997 the Registrant's Board of Directors approved a $.025 per share increase in the quarterly dividend to $.20 per share of Common Stock. Dividends paid were $2,633,000 for the first nine months of 1997 compared with $2,316,000 for the same period of 1996. The Registrant purchased on the open market, and placed in treasury, 87,990 shares of its Common Stock for $1,970,000 in the first nine months of 1997 and 82,888 shares for $1,714,000 in the first nine months of 1996.

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

                              RESULTS OF OPERATIONS
                              ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                  The Registrant's income from operations improved in the first nine months of 1997 to a level of $18,818,000 on revenues of $124,388,000, compared with $7,502,000 on revenues of $113,294,000 for the same period in 1996. Income from continuing operations improved 80% to a level of $12,438,000 ($2.59 per share) for the first nine months of 1997 compared with $6,908,000 ($1.41 per share) for the first nine months of 1996. Net income for the first nine months of 1997 was $12,438,000 ($2.59 per share) compared with $10,300,000 ($2.11 per share) for the same period in 1996.

                  Interest expense declined by $338,000, or 14%, in the first nine months of 1997, compared with the same period in the prior year, due to a reduction in debt through June 1997. Interest expense through the first nine months of 1997 includes $266,000 of interest related to the $17,000,000 in new borrowings as described in Note 8 of the Notes to Condensed Consolidated Financial Statements.

                  Operating results of the Registrant's business segments for the nine months ended September 30, 1997 and 1996 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first nine months of 1996, which were previously allocated to discontinued operations, have been reallocated to the remaining business segments.

                  Operating revenues for the Registrant's Marine Transportation business segment increased 12% to $64,131,000 for the first nine months of 1997 compared with $57,371,000 for the same period in 1996. The segment's operating profit increased to $13,613,000 for the first nine months of 1997 compared with $4,967,000 for the same period in 1996. When compared with the first nine months of 1996, the segment has experienced favorable fuel prices, strong customer demand, more favorable weather conditions and higher water levels, allowing the vessels to carry increased tonnage. The start of the 1996 sailing season was plagued by heavy ice conditions in the rivers and upper Great Lakes region. As a result, the segment's operating profit for the first nine months of 1996 was adversely impacted by increased labor and repair charges. The segment's operating profit for the first nine months of 1997 was also favorably impacted by $2,937,000 resulting from the decrease in depreciation and reduction in charter fees, as discussed in Notes 4 and 8, respectively, of the Notes To Condensed Consolidated Financial Statements.

                  Net sales for the Registrant's Industrial Sands business segment amounted to $37,833,000 for the first nine months of 1997, an 18% increase over sales of $32,135,000 for the first nine months of 1996. The segment's operating profit for the first nine months of 1997 increased 35%, to a level of $8,961,000 compared with $6,659,000, for the same period of 1996. Operating results of the segment's Texas and California operations had very solid performances during the first nine months of 1997. The Texas operations continue to experience strong demand for high-quality frac sand by the oil and gas well service markets. The segment's Orange County operations improved due to strong demand for its products from the construction industry in southern California. The additions of the Bakersfield and Kurtz Sports Turf operations, as disclosed in Notes 5 and 7, respectively, of the Notes To Condensed Consolidated Financial Statements, also enhanced the segment's operating results.

                        ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                  Net sales for the Registrant's Engineered Materials segment amounted to $22,424,000 for the first nine months of 1997 compared with $23,134,000 with the same period in the prior year. The segment's operating loss for the first nine months of 1997 was $682,000 compared with $63,000 for the same period in the prior year. Metallurgical treatment products sales increased by 38% as a result of the Registrant's acquisition of the Kingsford Heights, Indiana operation late in 1996. Operating profit percentages for this product line declined, however, primarily as a result of higher raw material costs. The increase in metallurgical treatment products sales was offset by reductions in refractory shapes and coatings, and ingot hot top sales of $2,910,000 and $2,685,000 , respectively. Operating profit for the refractory shapes and coatings, and ingot hot top product lines decreased by 47% and 49%, respectively as a result of the decline in volumes. The refractory shapes and coatings production capacities were sold in July 1996. Ingot hot tops volume declined more rapidly than expected, as the Registrant is one of the few remaining suppliers of hot tops to steel producers who have not shifted to the continuous casting process. A decision whether to consolidate the Registrant's hot top operations into one facility is expected by the end of the year.

                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                  The Registrant's income from operations improved 75% in the third quarter of 1997 to $10,321,000, on revenues of $53,393,000, compared to $5,910,000, on revenues of $49,680,000 for the same period of 1996. Income from continuing operations was $6,476,000 ($1.36 per share) for the third quarter of 1997 compared with $4,754,000 ($.98 per share) for the same period of 1996. Net income was $6,476,000 ($1.36 per share) compared with net income of $6,061,000 ($1.25 per share) for the same quarter of 1996. The increases in 1997 consolidated revenues and net income can be attributed to the favorable weather conditions and high water levels experienced by the Registrant's Marine Transportation fleet, as well as a strong demand for the Registrant's Industrial Sands products by the oil and gas well service markets in Texas and California and the strong construction market in southern California, as previously discussed.

                  Interest expense increased by $75,000, or 10%, in the third quarter of 1997, compared to the same quarter in the prior year, due to the increase in debt related to the acquisition of the Registrant's Marine Transportation vessels, as described in Note 8 of the Notes To Condensed Consolidated Financial Statements.

                  Operating results of the Registrant's business segments for the third quarter ended September 30, 1997 and 1996 are discussed below. The comments set forth above in the nine months comparison of 1997 with 1996 generally apply, except as noted, when comparing the third quarter of 1997 to the same period in 1996.

                  Operating revenues for the Registrant's Marine Transportation business segment of $32,424,000 for the third quarter of 1997 increased 6% compared with $30,647,000 for the third quarter of 1996. The segment's operating profit was $8,579,000 for the third quarter of 1997 compared with $4,875,000 for the third quarter of 1996. The segment's operating profit for the quarter ended September 30, 1997 was favorably impacted by $1,820,000 due to the decrease in depreciation and reduction in charter fees, as discussed in Notes 4 and 8, respectively, of the Notes To Condensed Consolidated Financial Statements.

                        ---------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1996

                  Net sales for the Registrant's Industrial Sands business segment amounted to $13,178,000 for the third quarter of 1997, a 17% increase from 1996 third quarter sales of $11,246,000. The segment's 1997 third quarter operating profit of $2,952,000 increased 6% from the 1996 third quarter profit of $2,789,000. Much of the improvement is attributable to the acquisitions earlier this year of the Bakersfield and Kurtz Sports Turf operations, as described in Notes 5 and 7, respectively, of the Notes to Condensed Consolidated Financial Statements. The addition of these operations resulted in a 16% increase in tons shipped and contributed to the change in the segment's product mix.

                  Net sales for the Registrant's Engineered Materials business segment amounted to $7,791,000 for the third quarter of 1997, which was a 3% increase compared with $7,582,000 for the third quarter of 1996. The segment experienced an operating loss of $179,000 for the third quarter of 1997 compared with operating income of $219,000 for the same period of 1996. The new Warren, Ohio raw material facility, which is expected to improve quality and reduce costs in the production of metallurgical treatments, is in the start-up phase and is expected to be fully operational by the end of the year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------  ----------------------------------------
         ABOUT MARKET RISK
         -----------------

         Not applicable.


PART II. OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION
-------  -----------------

                  On August 27, 1997, the Registrant's Board of Directors authorized a two-for-one split of its Common Stock, $1.00 par value ("Common Stock"), to be effected by means of a 100% stock dividend distributed on October 30, 1997, to holders of record of its Common Stock on October 10, 1997 ("Stock Split").

                  The Stock Split also resulted in an adjustment to the rights issued under the Company's Amended and Restated Rights Agreement (the "Rights Agreement"). As a result of the Stock Split, the exercise payable under the Rights Agreement when the rights "flip-in" (as defined in the Rights Agreement) is reduced from $5.00 per share to $2.50 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-------  ---------------------------------


          (a)       Exhibits

                    (4)(a)    - The Registrant is a party to instruments, copies
                                of which will be furnished to the Securities and Exchange Commission upon request, defining the rights of holders of its long-term debt identified in Note H to the Consolidated Financial Statements to Registrant's Form 10-K for the year ended December 31, 1996 and which also include the $17,000,000 Credit Agreement, dated July 14, 1997 with National City Bank.

                    (10)(i)(1)- Form of Amended and        Filed herewith as
                                Restated Director Stock    Exhibit (10)(i)(1).
                                Plan

                    (27)      - Financial Data Schedule

          (b)       Reports on Form 8-K - None


                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           OGLEBAY NORTON COMPANY


DATE:  November 14, 1997              By:
                                         ---------------------------------
                                                 R. J. Kessler
                                               Vice President -
                                             Finance and Planning
                                          On behalf of the Registrant
                                          and as Principal Financial
                                            and Accounting Officer