Form 10-K405
period 1997-12-31
OGLEBAY NORTON CO
filed 1998-03-25
CIK 73918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 COMMISSION FILE NUMBER 0-663

                                  -------------



                             OGLEBAY NORTON COMPANY
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                       34-0158970
                --------                                       ----------
    (STATE OR OTHER JURISDICTION OF                          (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

 1100 SUPERIOR AVENUE - 20TH FLOOR, CLEVELAND, OHIO            44114-2598
 --------------------------------------------------            ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of voting stock held by non-affiliates of the Registrant at March 10, 1998 (calculated by excluding the total number of shares reported under Item 12 hereof) was $130,956,384.

Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 10, 1998: 4,766,258
                               ---------

Portions of the following document are incorporated by reference: Registration Statement on Form S-4, dated March 3, 1998, as amended, containing Registrant's proxy statement otherwise required to be filed pursuant to Regulation 14A in connection with Registrant's 1998 Annual Meeting of Stockholders.

================================================================================

                                     PART I

ITEM 1.           BUSINESS
                  --------

A.       GENERAL - INDUSTRY SEGMENTS
         ---------------------------

                  Oglebay Norton Company (the "Registrant" or the "Company"), whose predecessors date back to 1854, was incorporated in Delaware in 1931. Its wholly-owned subsidiaries are engaged in the transportation and mining and sale of industrial minerals. The principal offices of the Company are located at 1100 Superior Avenue - 20th Floor, Cleveland, Ohio 44114-2598.

                  The information regarding the amounts of consolidated net sales and operating revenues, consolidated income from operations and consolidated identifiable assets for the three years ended December 31, 1997, attributable to each of the Company's industry segments, Marine Transportation and Industrial Sands, appears in Note L of the Consolidated Financial Statement on pages F-21 through F-24 of this Annual Report on Form 10-K.

                  In December 1997, the Company determined to exit the metallurgical treatment and refractory products businesses that comprised its Engineered Materials segment. That segment produced revenues of $30,883,000 and a net loss of $842,000 for the year ended December 31, 1997. The metallurgical treatments business of the Engineered Materials segment is now classified as a discontinued operation and is expected to be divested in 1998. The hot top refractory portion of the Engineered Materials business was sold on December 31, 1997. See Note B of the Notes to Consolidated Financial Statements on page F-9 for disclosure of financial data with respect to these discontinued operations.

B.   PRINCIPAL PRODUCTS AND SERVICES
     -------------------------------


1. MARINE TRANSPORTATION
   ---------------------

                  The Company operates a fleet of twelve U.S. flag self-unloading vessels engaged in the transportation of iron ore, coal, limestone and other dry bulk cargo on the Great Lakes, serving the integrated steel, electric utility and construction industries. The Company's vessels are designed to unload cargo without shoreside assistance.

                  The Company owns eleven of the vessels it operates and one is leased as described below. The vessels' cargo capacities range in size from 13,500 gross tons to 60,000 gross tons. The newest vessel was commissioned in 1981 and the oldest in 1925. The relatively long life of the Company's Great Lakes vessels is due to a scheduled program of regular winter maintenance, periodic renovation and the lack of corrosion because of freshwater operations.

                  One of the owned vessels, the M/V Columbia Star, a 1,000-foot Great Lakes self-unloading bulk carrier, has been financed through the use of bonds issued pursuant to Title XI of the Merchant Marine Act of 1936, as amended. See Note F of the Notes to Consolidated Financial Statements on page F-12 for disclosure of financial data with respect to these bonds. The vessel M/V Earl W. Oglebay is leased under a bareboat charter agreement that expires in November 1998 and provides for an option to purchase the vessel at its fair market value upon completion of the charter term. The Company is presently engaged in discussions with the owner of that vessel concerning the status of the Company's interest in the vessel upon the charter's November 1998 termination.

                  The Company's Marine Transportation business is seasonal. An ordinary annual Great Lakes vessel season of navigation is approximately 259 calendar days. However, the season is affected by weather conditions and customer demand for service that cause the actual number of days of operation to vary each year. In 1997, the number of vessel operating days was 3,405 as compared to 3,336 operating days in 1996. The increase in the number of vessel operating days in 1997 as compared to 1996 was the result of unusually good weather. The increased number of operating days, along with lower fuel costs, positively impacted operating revenues and costs. In both 1997 and 1996, the Company operated twelve vessels during each season. The increased number of operating days permitted the Company's fleet to set an all-time tonnage record by carrying 23.8 million tons in 1997, compared to 22.1 million tons in 1996. The Company competes with three other similar-sized U.S. flag Great Lakes commercial fleets, American Steamship Company, Interlake Steamship Company and U.S.S. Great Lakes Fleet, Inc., and certain steel companies that operate smaller captive fleets. The Company's fleet consumes substantial amounts of petroleum fuel products that presently are in adequate supply.

                  The Company's wholly-owned subsidiary, Oglebay Norton Terminals, Inc., operates a bulk material dock facility in Cleveland, Ohio under a 10-year agreement with the Cleveland-Cuyahoga County Port Authority expiring in March 2007 (with an option to extend for an additional 10 years). The dock facility receives cargo from Great Lakes vessels, stores it as needed and transfers cargo for further shipment via rail or water transportation. While the dock handled only iron ore cargoes during 1997, it can also be utilized for the transshipment of in-bound and out-bound cargoes of other dry-bulk commodities such as coal, sand, limestone, magnetic concentrate ore, salt, cement and coke. The Company's subsidiary commenced operation of the dock facility on April 1, 1997, and moved approximately 1.3 million tons of cargo in 1997. As is the case with the Great Lakes vessels that call upon the dock facility, its operations are typically seasonal, commencing in late March and continuing until early January. However, the location of the dock facility permits its use during the off-season for transshipment of dry bulk cargoes from the dock to points on the adjoining Cuyahoga River in Cleveland, Ohio, weather conditions permitting.

                  2.     INDUSTRIAL SANDS
                         ----------------

                  Oglebay Norton Industrial Sands, Inc., a wholly-owned subsidiary of the Company, mines and processes industrial sands for the glass, ceramic, recreational, foundry, filtration and oil well service industries.

                  The following is a list of the plants of Oglebay Norton Industrial Sands, Inc.:

                                                                           Current          Minimum
  Plant Name and                                                          Capacity          Years of
   Location (1)                     Markets Served                      (tons in 000s)     Reserves (2)
   ------------                     --------------                      -------------      ------------

Orange County               Construction, Specialty and                       550               14.2
San Juan Capistrano,        Recreational Sands
CA

Riverside                   Pulverized Sand                                    30               N/A
Riverside, CA

Glass Rock                  Glass, Foundry and Ceramic Sands                  500               17.6
Glenford, OH

Millwood                    Glass, Foundry and Ceramic Sands                  280               25.4
Howard, OH

Brady                       Fracture, Filter, Abrasives,                    1,200               71.2
Brady and Voca, TX          Industrial, and Pulverized Sands

Bakersfield                 Specialty Sands                                    20               N/A
Bakersfield, CA

Kurtz Sports Turf           Sports, Recreational and Landscaping              100(3)            N/A
Glenford and
Howard, OH

Colorado Silica Sand        Filtration, Fracture, Environmental,              100                6.0
Colorado Springs, CO        Industrial, Landscape and Recreational
Brady, TX


(1) Oglebay Norton Industrial Sands, Inc. owns all of the listed properties except for the Orange County, California plant, which is held under a lease expiring in 2013. Reserves for the Colorado Silica Sand operation are held under leases with expiration dates ranging from September 1998 through 2004. Colorado Silica Sand, Inc., a wholly-owned subsidiary of Oglebay Norton Industrial Sands, Inc., owns the real estate on which its Colorado Springs, Colorado plant is situated.
(2) Based on full production at current rated annual capacity. The Riverside, Bakersfield and Kurtz Sports Turf operations do not own or lease reserves but acquire feedstocks from other sources, including other Company-operated facilities.
(3) The Kurtz Sports Turf business involves the custom blending of sand and organic materials at customer sites. As such, its annual capacity is affected by a number of variables including weather, product mix and travel times between customer sites.

                  The Bakersfield Plant, which is a sand rescreening operation acquired by the Company on January 2, 1997, provides well-packing feedstocks to service companies in the oil and gas industry, and vertically integrates a portion of this segment's product lines. The Company's silica sand operations produced approximately 1,770,000 tons and 1,537,000 tons of sand in 1997 and 1996, respectively. The processed sand sold by the Company's Industrial Sands segment primarily move by truck and rail to consumers.

                  The Kurtz Sports Turf operation, which was acquired by the Company on May 22, 1997, produces specialty mixtures of sand and organic materials that are used in various sports-related and other applications, including golf courses, playgrounds, parks and sports fields. Kurtz Sports Turf utilizes specialized mobile blending and delivery units for both on- and off-site creation and delivery of the finished product. The annual capacities of the blending units will vary due to customer demand, travel distance of the mobile units between projects and weather. A portion of the sand utilized by the Company's Kurtz Sports Turf operation is supplied by its Millwood and Glass Rock mines. There are several sufficient raw material sources for the Company's Kurtz Sports Turf operations.

                  The Colorado Silica operations, which were acquired on March 9, 1998, consist of processing facilities in Colorado Springs, Colorado and Brady, Texas. The Colorado Springs facility acquires feedstock sand under lease agreements with landowners who must have the sand removed in order to develop their properties. The high demand for developed land in the Colorado Springs area provides the Company with ample feedstocks for the Colorado Silica operation. If development were to cease, the Company believes there are other sources of sand feedstocks readily available. The Brady, Texas facility of Colorado Silica is a rescreening operation that produces specialty sizes of sand. Feedstocks for Colorado Silica's Brady, Texas operation come primarily from the Company's other Brady and Voca, Texas mines.

                  The Company is the fourth largest industrial sand producer in the United States with Unimin Corp., U.S. Silica Co., and Fairmont Minerals Ltd., its chief competitors. The Company expects to continue its pursuit of acquisitions in this industry segment.

C.   COMPETITION
     -----------

                  The Company experiences intense competition in all of its business segments from both foreign and domestic companies in supplying products and services or offering alternative modes of transportation. The availability and cost of rail, truck and marine transportation are important factors in the ability of the Company's Industrial Sands segment to compete in the market place. Vessel and rail rates are important factors in the ability of the Company's Great Lakes fleet to compete with other independent and captive fleets, railroads and other providers of surface transportation. The Company believes that price, product quality and differentiation, and customer service are significant competitive considerations for all of its business segments.

D.   ENVIRONMENTAL. HEALTH AND SAFETY CONSIDERATIONS
     -----------------------------------------------

                  The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. The Company cannot reasonably estimate future costs related to compliance with these laws and regulations. However, costs incurred to comply with environmental regulations historically have not been outside the ordinary course of business. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance, management believes that such costs will not have a material adverse effect on the Company's consolidated financial position. The Company is unable to predict the effects of future environmental laws and regulations upon its business.

E.   PRINCIPAL CUSTOMERS
     -------------------

                  More than 10% of the Company's 1997 net sales and operating revenues were attributable to each of AK Steel Corporation, Detroit Edison Company and LTV Steel Company, Inc. Long-term vessel transportation contracts were the primary sources of revenues from each of the principal customers.

F.   EMPLOYEES
     ---------

                  At December 31, 1997, the Company and its subsidiaries employed 908 persons.

ITEM 2.           PROPERTIES
                  ----------

                  The Company's principal operating properties are described in response to Item 1. The Company's executive offices are located at 1100 Superior Avenue, Cleveland, Ohio, under a sublease expiring on March 31, 2003. The total area involved is approximately 55,000 square feet.


ITEM 3.            LEGAL PROCEEDINGS
                   -----------------

                  (1) The Company's subsidiary, Laxare, Inc. ("Laxare"), is a defendant in a civil action (the "Action") in the Circuit Court of Kanawha County, West Virginia (the "State Court") in which plaintiffs seek compensatory and punitive damages for coal mining and other activities on land in which plaintiffs allegedly hold an interest. Laxare engaged in coal mining and other activities pursuant to a 1968 lease (the "Lease"), allegedly invalid as against plaintiffs. Identical allegations were made by plaintiffs against codefendant Cannelton Industries, Inc. ("Cannelton"), to which Laxare subleased its interest under the Lease. Plaintiffs seek compensatory and punitive damages in an unspecified amount against Laxare and Cannelton. Cannelton has filed a cross-claim against Laxare under the terms of the sublease for any damages it may suffer as a result of the lawsuit.

                  In August 1995, Laxare sought protection under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of West Virginia (the "Bankruptcy Court"). In an order issued October 31, 1996, the Bankruptcy Court remanded the Action back to the State Court and lifted its automatic stay of proceedings regarding Laxare, provided that any award of damages by the State Court must be asserted as claims in the Bankruptcy Court. The order also granted Laxare's motion to assume four leases that are property of the Bankruptcy Estate, and permitted Laxare to sublease them to a third party.

                  Following remand, the State Court issued a partial summary judgment order finding that a trespass by Laxare and Cannelton did occur. Laxare and Cannelton appealed the State Court's order to the West Virginia Supreme Court. The parties subsequently agreed to settle the Action, which was approved by the Bankruptcy Court on March 18, 1998. The settlement did not have a material adverse effect on the Company's financial position.

                  (2) The Company; its then wholly-owned subsidiary, Oglebay Norton Taconite Company; Eveleth Taconite Company; Eveleth Expansion Company; and the United Steel Workers of America, Local 6860, were named defendants in a class action complaint filed on August 16, 1988, in United States District Court, Fifth District of Minnesota, by Lois E. Jenson and Patricia S. Kosmach, alleging both sexual harassment and sexual discrimination under federal and state laws. On November 22, 1988, Kathleen O'Brien Anderson, a former employee of Eveleth Mines, filed a Notice of Charge of Discrimination with the Equal Employment Opportunity Commission, alleging sexual harassment and sexual discrimination. Ms. Anderson was issued a Notice of Right to Sue by that Commission, which was later consolidated with the August 1988 Federal Court proceeding. The proceedings were certified as a class action and tried in December 1992 and February 1993. On May 14, 1993, the Court issued its decision, dismissing seven out of the Plaintiff's nine claims. However, the Court found against the Company and Oglebay Norton Taconite Company on the remaining two claims of discrimination in the promotion of hourly employees to step-up foremen and the other sexual harassment based upon a hostile work environment. The Court also dismissed Eveleth Taconite Company and Eveleth Expansion Company as defendants.

                  Court proceedings continued to determine damages to the named plaintiffs and 16 other class members. On November 22, 1996, the Court awarded plaintiffs and the State of Minnesota a total of $214,500 in damages and civil penalties, and requested briefs on the issue of the amount of attorneys fees and expenses to be awarded class counsel. Plaintiffs appealed the award of damages and in December 1997, the United States Eighth Circuit Court of Appeals reversed the award of damages and remanded the case for retrial on the issue of damages. The Company intends to appeal the matter to the U.S. Supreme Court. If the appeal is unsuccessful, the matter will proceed for retrial on the issue of damages. The Company does not believe that a decision in favor of plaintiffs would have a material adverse effect upon its financial position.

                  (3) The Company and certain of its subsidiaries are involved in various other claims and routine litigation incidental to their businesses, including claims relating to the exposure of persons to asbestos and silica. The full impact of these claims and proceedings in the aggregate continues to be unknown. The Company currently believes that these claims and proceedings are unlikely to have a material adverse effect on the Company's financial position.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                  No matter was submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE COMPANY
---------------------------------

(Included pursuant to Instruction 3 to paragraph (b) of Item 401 of Regulation S- K)

                  The executive officers of the Company as of March 10, 1998, unless otherwise indicated, were as follows:

             Name                                       Executive Officer                                 Age
             ----                                       -----------------                                 ---

R. Thomas Green, Jr.      Chairman of the Board of Directors, since April 1, 1992, and President and       60
                          Chief Executive Officer, from April 1, 1992 to December 31, 1997, of the
                          Company.

John N. Lauer             President and Chief Executive Officer and Director of the Company since          59
                          January 1, 1998; retired private investor, 1994 to December 1997; President and Chief Operating Officer, The BF Goodrich Company, chemical and aerospace company, 1990 to 1994.

Jeffrey S. Gray           Vice President - Corporate Development and Legal Affairs of the Company,         41
                          since March 17, 1997; Partner, 1995 to 1997, Associate, 1987 to 1994, Ulmer
                          & Berne LLP, law firm.

Mark P. Juszli            Vice President - Industrial Sands, since 1995, General Manager - Industrial      46
                          Sands, 1994 to 1995, of the Company; Senior Vice President - Ohio Region,
                          American Aggregates Corp., Dayton, Ohio, producer of construction aggregates, 1993 to 1994; President, Western Rock Products, Inc.,
                          Albuquerque, New Mexico, producer of railroad ballast, 1992 to 1993.

David H. Kelsey           Vice President and Chief Financial Officer of the Company, since February        46
                          23, 1998; Executive Vice President & Chief Financial Officer, Host
                          Communications, Inc., sports marketing and management firm, 1994 to 1997;
                          Senior Vice President & Director, GE Capital Equity Funding Group, growth capital provider, 1992 to 1994; Senior Vice President & Portfolio Manager,
                          GE Capital Corporate Finance Group, provider of senior and mezzanine financing, from 1988 to 1992.

Stuart H. Theis           Vice President - Marine Transportation, since 1994, Assistant to the             55
                          President, 1992 to 1993, of the Company.


 Timothy J.               Vice  President -  Engineered Materials,  since  1997,  Vice  President  -       42
 Wojciechowski            Refractories  & Minerals,  1995 to 1997,  of the


                          Company;  President and Chief Executive Officer, Concast Standard,  Inc.,
                          supplier of continuous cast  equipment to the steel  industry,  1994 to
                          1995;  Director  of  Marketing,  North  American Refractories  Company,
                          supplier  to  the  steel industry, 1992 to 1994.


Paul V. Gorman, Jr.       Assistant Vice President - Human Resources, since 1997, Director of Human        51
                          Resources, 1993 to 1997, Director, Industrial Relations, 1987 to 1993, of
                          the Company.

                  Except as noted above, all executive officers of the Company have served in the capacities indicated, respectively, during the past five years. With the exception of R. Thomas Green, Jr., who has agreed with the Company to remain as Chairman of the Board through the Company's 1998 Annual Meeting of Stockholders, all executive officers serve at the pleasure of the Board of Directors, with no fixed term of office.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON STOCK AND
                  ----------------------------------------
                  RELATED STOCKHOLDER MATTERS
                  ---------------------------

                  The Company's common stock is traded on the NASDAQ National Market. The Company had 451 stockholders of record at December 31, 1997 and 473 at December 31, 1996. There were no sales of unregistered equity securities by the Company during 1997. The following is a summary of the market range and dividends for each quarterly period in 1997 and 1996 for the Company's common stock, adjusted for a two-for-one stock split in October 1997.

                                     Market Range
     Quarterly                   --------------------
      Period                     High             Low              Dividends
      ------                     ----             ---              ---------
1997    4th                    $41-1/4          $29-5/8            $  .20
        3rd                     29-7/8           21-3/4               .20
        2nd                     22-3/8           19-5/8               .175
        1st                     22-1/2           20-1/2               .175

1996    4th                    $22-3/8          $21-1/8            $  .175
        3rd                     22-7/8           20-15/16             .175
        2nd                     23-5/8           19-3/8               .15
        1st                     20-1/2           18-5/8               .15


ITEM 6.       SELECTED FINANCIAL DATA
              -----------------------

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

(Dollars and Shares in Thousands, Except Per Share Amounts)



                                                               1997                       1996
                                                               -------------------------------
OPERATIONS
Net sales and operating revenues                              $145,185                  $129,697

Income from continuing operations                               18,356                    11,039
Discontinued operations                                         (2,104)                    4,518
Net income                                                      16,252                    15,557

PER SHARE DATA

Income (loss) per common share - basic:
   Continuing operations                                      $   3.84                  $   2.26
   Discontinued operations                                        (.44)                      .93
   Net income                                                     3.40                      3.19

Income (loss) per common share - assuming dilution:
   Continuing operations                                          3.81                      2.26
   Discontinued operations                                        (.44)                      .92
   Net income                                                     3.37                      3.18

Dividends                                                          .75                       .65

Market price                                                     41.00                     21.88
Book value                                                       24.77                     22.01

Shares of common stock outstanding                               4,752                     4,835
Average shares of common stock outstanding                       4,785                     4,876
Average shares of common stock - assuming dilution               4,816                     4,891

FINANCIAL CONDITION

Capital expenditures                                          $ 24,554                $    5,573
Working capital                                                 38,756                    28,561
Total assets                                                   263,452                   234,696
Capitalization:
   Current portion of long-term debt                             8,723                     8,476
   Long-term debt                                               36,942                    28,665
   Stockholders' equity                                        117,716                   106,449


               In 1997, the Company's Engineered Materials business segment was classified as a discontinued operation. In 1996, the Company sold its interest in Eveleth Mines and certain mining equipment, completing its exit from the iron ore business. Prior years have been adjusted for discontinued operations and to reflect a two-for-one split of the Company's common stock in October 1997.

                                                              YEAR ENDED DECEMBER 31
                                                         1995           1994            1993
                                                     -------------------------------------------

Net sales and operating revenues                       $126,373         $118,509        $109,677

Income from continuing operations                        10,624            9,558           2,823
Discontinued operations                                   4,737            5,333           4,439
Net income                                               15,361           14,891           7,262

PER SHARE DATA

Income (loss) per common share - basic:
   Continuing operations                               $   2.15         $   1.92        $    .56
   Discontinued operations                                  .95             1.07             .88
   Net income                                              3.10             2.99            1.44

Income (loss) per common share - assuming dilution:
   Continuing operations                                   2.15             1.92             .56
   Discontinued operations                                  .95             1.07             .88
   Net income                                              3.10             2.99            1.44

Dividends                                                   .60              .50             .40

Market price                                              18.63            15.25           11.25
Book value                                                19.52            17.07           13.95

Shares of common stock outstanding                        4,932            4,966           5,008
Average shares of common stock outstanding                4,948            4,982           5,023
Average shares of common stock - assuming dilution        4,948            4,982           5,023

FINANCIAL CONDITION

Capital expenditures                                   $  5,968         $  6,411       $   1,719
Working capital                                          24,780           21,387          22,329
Total assets                                            247,220          259,177         258,111
Capitalization:
   Current portion of long-term debt                      8,476            8,476          11,190
   Long-term debt                                        43,641           57,118          69,344
   Stockholders' equity                                  96,265           84,753          69,873

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              -------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the
Company: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) changes in the demand for the Company's products or services due to changes in technology; (4) vessel service availability; (5) change in United States cabotage laws; (6) labor unrest; (7) the loss or bankruptcy of major customers; and (8) year 2000 software conversion failures of vendors, suppliers and customers.

FINANCIAL CONDITION

         The Company's operating activities provided cash of $23,690,000 in 1997; an increase of 17% compared with $20,166,000 in 1996. Cash from operations was 9% less in 1997 compared with $25,940,000 generated in 1995. The Company's income from operations was $24,465,000 in 1997 compared with $11,653,000 in 1996 and $12,973,000 in 1995. The Company's Marine Transportation and Industrial Sands businesses both had record years in 1997. After two years of harsh weather conditions, Marine Transportation's fleet benefited from milder weather in 1997 and set new Company records for tonnage carried on the Great Lakes. Industrial Sands had its best performance ever with an increased share of robust oil and gas markets and a strong construction market in the Southwest during 1997. Changes in accounts receivable, accounts payable and inventories added net cash from operations of $3,341,000 in 1997 compared with $947,000 and $5,913,000 generated by these working capital accounts in 1996 and 1995, respectively. Net cash from operations for 1997, 1996 and 1995 are comparable if these working capital changes were excluded in each year. Operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

         Capital expenditures from continuing operations amounted to $24,554,000 in 1997 compared with $5,573,000 and $5,968,000 in 1996 and 1995, respectively. Expenditures in 1997 included $17,000,000 for the acquisition of two self-unloading vessels. The Company operated these vessels on the Great Lakes, under a charter agreement, as a part of its Marine Transportation fleet for over 20 years. Vessel inspection costs of $2,260,000 and $2,037,000 are included in capital expenditures in 1997 and 1995, respectively. No vessel inspections were required in 1996. Capital expenditures in 1997 and 1996 included increases of $1,748,000 and $2,180,000, respectively, for new mineral reserves, equipment and improvements at the California, Texas and Ohio operations of Industrial Sands. Capital expenditures for 1998, excluding business acquisitions, are currently expected to approximate $8,000,000.

         In 1997, the Company purchased the assets of two industrial sand operations for $3,400,000 in cash and notes payable. These operations screen sand to make specialty grades and sizes and supply certain blended sand and organic mixes for end users, such as golf courses, playgrounds, parks and sports fields. Operating results for these businesses have been included in the Company's Industrial Sands business segment since acquisition, and are not material to the consolidated operations of the Company.

         In December 1997, the Company decided to divest the assets of its Engineered Materials business. Hot top operations were sold in December, and the sale of its remaining metallurgical treatment operations is anticipated in 1998. The net loss upon disposition of these discontinued operations is estimated to be $1,263,000. In December 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. The sale of this discontinued operation resulted in a net gain of $570,000. Discontinued operations are further described in Note B to the consolidated financial statements.

         In 1997, the Company sold its interest in certain coal reserves for $6,000,000 in cash, resulting in a pretax gain of $5,212,000. In 1996, the Company sold an inactive business and current marketable securities resulting in pretax gains totaling $2,701,000. In 1995, the Company sold two vessels no longer in service, current marketable securities and undeveloped clay properties resulting in pretax gains totaling $4,474,000. Total proceeds from the sale of assets from continuing operations were $8,192,000 in 1997, $5,543,000 in 1996 and $6,538,000 in 1995.

         In 1997, the Company entered into a $17,000,000 fixed rate term loan to finance the acquisition of two Marine Transportation vessels. The Company borrowed $15,000,000 on its revolving credit facility for a one-month period in 1997 to provide interim financing for the vessels acquired, but did not utilize the facility in 1996 or 1995. At the end of 1996 and 1995 the Company elected to pay $6,500,000 and $5,000,000, respectively, on its variable rate term loan, in addition to annual required long-term debt payments. Long-term debt is further described in Note F to the consolidated financial statements.

         In March 1998, the Company renegotiated its revolving credit agreement with certain banks. The new agreement, expected to be completed by the end of April 1998, will enable the Company to borrow up to $100,000,000 for acquisitions, working capital requirements and other general needs. The Company's current revolving credit facility permits it to borrow up to $40,000,000, of which only $15,000,000 is available for acquisitions. Anticipated cash flows from operations and current financial resources are expected to meet the Company's needs during 1998. Financing alternatives are continuously reviewed to determine their practicality and ability to provide sufficient funding for the Company on a timely basis at the least possible cost.

         The Company declared a two-for-one split of its common stock, paid in the form of a 100% stock dividend in October 1997. All per share amounts have been retroactively restated for the stock split. The Company declared and paid dividends on a quarterly basis totaling $.75 per share in 1997, $.65 per share in 1996 and $.60 per share in 1995.

Dividends paid were $3,584,000 in 1997 compared with $3,162,000 and $2,968,000 in 1996 and 1995, respectively. In the third quarter of 1996 and 1997, the Company's Board of Directors approved a 2 1/2 cent increase in the quarterly dividend to $.175 and $.20 per share of common stock, respectively. The Company purchased, and placed in treasury, 87,990 shares of its common stock for $1,970,000 in 1997, 99,558 shares for $2,068,000 in 1996 and 36,500 shares for
$615,000 in 1995.





RESULTS OF OPERATIONS

         The consolidated financial statements of the Company have been reclassified to report separately the operating results of continuing and discontinued operations.

         Net sales and operating revenues of $145,185,000 in 1997 were 12% greater than the 1996 level of $129,697,000 and 15% above net sales and operating revenues of $126,373,000 in 1995. Income from operations of $24,465,000 in 1997 more than doubled compared with $11,653,000 in 1996, and almost doubled compared with the 1995 level of $12,973,000. Income from continuing operations was $18,356,000 ($3.84 per share) in 1997, compared with $11,039,000 ($2.26 per share) in 1996 and $10,624,000 ($2.15 per share) in 1995.
In 1997, net income was $16,252,000 ($3.40 per share) compared with net income of $15,557,000 ($3.19 per share) in 1996 and $15,361,000 ($3.10 per share) in
1995.

         In 1997, income from continuing operations includes the effect of pretax gains totaling $5,548,000, primarily from the sale of certain coal reserves. In 1996, income from continuing operations includes the effect of $3,150,000 in pretax gains, principally from the sale of an inactive business and current marketable securities, and the effects of a $1,824,000 state tax refund and related interest income of $576,000. Income from continuing operations in 1995 includes the effect of $4,641,000 in pretax gains, primarily from the sale of inactive vessels, current marketable securities and undeveloped clay properties. Income from continuing operations, excluding gains on the sale of assets and, in 1996, the effects of the tax refund, approximated $14,694,000 ($3.07 per share) in 1997, compared with $7,376,000 ($1.51 per share) in 1996 and $7,561,000 ($1.53 per share) in 1995.

         At the beginning of the year, the Company increased the estimated useful lives and salvage values for certain vessels in its Marine Transportation fleet. The effect of these changes reduced depreciation by $3,178,000 and increased net income by $2,097,000 ($.44 per share) in 1997. At the end of the year, the Company reevaluated assumptions used in determining postretirement pension and health care benefits. The weighted-average discount rates were adjusted from 7.5% to 7.25% to better reflect market rates. In 1998, the health care cost trend rate will decline by 1/2% and the ultimate trend rate will decrease by 1/4% for all retirees. The changes in benefit plan assumptions did not affect 1997 net income and will not have a significant effect on net income in 1998.

               In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", Statement No. 130, "Reporting Comprehensive Income", and Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company adopted Statement No. 128 at the end of 1997 and has applied it retroactively to all periods presented, as required. The Company must adopt Statement No. 130 in the first quarter of 1998 and does not expect that comprehensive income will differ materially from net income. Statement No. 131 must be adopted by the end of 1998; however, the Company believes that most of its disclosures already comply with the new Statement. These new Statements are further described in Note A to the consolidated financial statements.

         The Company recognizes the need to ensure that its operations will not be adversely affected by year 2000 software failures. Computer system failures due to processing errors potentially arising from calculations using a year 2000 date are a known risk. Appropriate measures are necessary to ensure that systems and applications will recognize and process the year 2000 and beyond. The Company has identified, evaluated and begun implementation of changes to computer systems and applications necessary to achieve year 2000 conversion with no effect on its customers or disruption to its operations. Communications have begun with major customers, and suppliers, financial institutions and others with which the Company does business to determine the extent to which the Company may be vulnerable to other companies failures to remediate their own year 2000 issues. However, there can be no guarantee that the systems of other companies will be timely converted and would not have an adverse effect on the Company. The Company's major computer systems and applications are already year 2000 compliant. The Company believes that all other systems and applications that it presently utilizes will be year 2000 compliant by the end of 1998; and the cost of conversion will not have a material impact on the Company's consolidated results of operations or financial condition.

         The operating results of the Company's business segments for 1997, 1996 and 1995 are discussed below. It is the policy of the Company to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses previously allocated to discontinued operations were reallocated to the remaining business segments for all years discussed.


MARINE TRANSPORTATION

         Operating revenues of $95,701,000 in 1997 exceeded, by more than 11%, operating revenues of $86,178,000 and $85,657,000 in 1996 and 1995, respectively. Income from operations of $19,312,000 in 1997, more than doubled compared with income from operations of $7,860,000 in 1996 and increased 63% compared with income from operations of $11,845,000 in 1995. Income before taxes was $16,877,000 in 1997 compared with $5,386,000 and $10,628,000 in 1996 and
1995, respectively. In 1995, the Company sold two inactive vessels resulting in pretax gains totaling $2,324,000. Interest expense declined to $2,318,000 in 1997, compared with $2,409,000 in 1996 and

$3,422,000 in 1995, due to an overall decline in the Company's long-term debt through the middle of 1997.

         The Company's Great Lakes vessel fleet hauled a record 23,846,000 tons in 1997. This is an 8% increase over 1996 tonnage of 22,103,000 and an 11% increase over 1995 tonnage of 21,486,000. In addition to setting a new fleet tonnage record, the M/V Columbia Star set a record for the Head-of-Lakes coal trade by hauling 70,903 net tons of low-sulfur coal in one shipment from Superior, Wisconsin to St. Clair, Michigan. Strong customer demand and favorable operating conditions increased operating revenues in 1997. Improved dispatch and the weather conditions experienced on the Great Lakes resulted in a 2% increase in operating days with a corresponding 28% reduction in delay days when compared with 1996. Continuing strong customer demand for cargo on the Great Lakes allowed the Company to operate twelve vessels throughout the 1997 sailing season. Also, the high water levels experienced on the Great Lakes and rivers in 1997 enabled the fleet to carry more tonnage per trip resulting in more efficient operations. Vessel operating days were 3,405 in 1997 compared with 3,336 and 3,469 in 1996 and 1995, respectively. Iron ore, coal and limestone shipments increased 14%, 5% and 4%, respectively, compared with 1996. Favorable fuel rates also contributed to the improved operating results in 1997.

         Heavy ice conditions at the start of the 1996 sailing season caused substantial delays, minor damage and, in general, hampered operations. It was not until the middle of the second quarter of 1996 that the fleet began to operate in a normal fashion. The Company operated twelve vessels throughout the 1995 sailing season until adverse weather conditions restricted operations at the end of the year. High winds and unusually heavy ice at the end of the 1995 sailing season caused considerable delays and negatively impacted operations. In 1995, northern limestone quarries closed earlier than usual due to the harsh weather. There were 55% more delay days during the 1995 sailing season, compared with the 1997 sailing season, on the same approximate number of operating days. As a result, 1995 iron ore, coal and limestone shipments were lower by 4%, 13% and 19%, respectively, compared with 1997.

         In April 1997, material-handling operations began at the Cleveland Bulk Terminal and contributed modestly to the operating revenues and income from operations of the segment. The Terminal, located in the Cleveland, Ohio harbor, is a bulk commodity dock for the transfer of commodities such as iron ore pellets, coal and limestone. In 1997, the Terminal accepted 1,494,000 tons of iron ore pellets, of which 1,331,000 tons were loaded onto railroad cars for delivery to customers. While the Terminal handled only iron ore shipments in 1997, plans are to expand its operations to include truck access and vessel loading, and diversification of the commodities handled to include salt, limestone and coal.

         As a result of increased operating activities, the segment's 1997 selling, general and administrative expenses, prior to the allocation of corporate expenses, increased by 27% and 18%, compared with 1996 and 1995, respectively. These expenses were 3% of segment operating revenues in 1997, 1996 and 1995.

         Capital expenditures were $20,234,000, $925,000 and $3,125,000 in 1997,
1996 and 1995, respectively. In 1997, two self-unloading vessels, which operated as part of the segment's fleet for over 20 years were purchased, for a total combined price of $17,000,000. Included in expenditures for 1997 and 1995 are $2,260,000 and $2,037,000, respectively, for required vessel inspections. No vessel inspections were required in 1996. Three of the Company's vessels require inspection prior to sailing in 1998 for a total estimated cost of $2,400,000. Depreciation and amortization expense was $5,654,000, $8,671,000 and $8,695,000 in 1997, 1996 and 1995, respectively. The decrease in depreciation and amortization in 1997 compared with 1996 and 1995 is the result of an increase in estimated useful lives and salvage values for certain vessels in the fleet. The effect of these changes reduced depreciation by $3,178,000 in 1997.


INDUSTRIAL SANDS

         Net sales of $49,484,000 in 1997 increased by 16% compared with $42,583,000 in 1996. Net sales in 1997 were 22% greater than the 1995 level of $40,552,000. Income from operations of $9,970,000 in 1997 improved 17%, compared with $8,520,000 in 1996. Income from operations was $6,655,000 in 1995. Income before taxes in 1997 was $9,817,000, compared with $8,239,000 in 1996 and $6,288,000 in 1995. Interest expense of $350,000 for 1997 was comparable to 1996 and 33% lower than 1995 interest expense. Interest expense on notes payable associated with the acquisition of assets and related businesses in 1997 offset reductions in interest expense due to an overall decline in the Company's long-term debt through the middle of 1997.

         Net sales and income from operations in 1997 set new records. The improvements were a direct result of strong demand, particularly in the oil and gas well service industry and the construction industry in the Southwest. Record shipments totaling 1,770,000 tons in 1997 exceeded 1996 shipments by 16% and 1995 shipments by 13%. The segment's Brady, Texas operations experienced record tonnage, with shipments increasing 23% and 26% compared with 1996 and 1995, respectively. Tonnage at the segment's Orange County, California operations also experienced record levels, as 1997 shipments exceeded 1996 and 1995 shipments by 21% and 27%, respectively. The 1997 additions of the Kurtz Sports Turf operations in Ohio and operations in Bakersfield, California also contributed to the record tonnage levels. The segment's income from operations was 20% of net sales in 1997 and 1996, an improvement of 4% over 1995. Selling prices for 1997 improved an average of 2% compared with 1996 and 1995, while operating costs per ton remained steady through the three year period.

         The segment's selling, general and administrative expenses for 1997, prior to the allocation of corporate expenses, increased by 12% and 9%, compared with 1996 and 1995, respectively. These expenses were 7% of the segment's sales in 1997 and 8% in 1996 and 1995.

         Capital expenditures were $4,108,000 in 1997 compared with $4,540,000 in 1996 and $2,360,000 in 1995. The increase in capital expenditures in 1996 compared with

1995 relates to the acquisition of additional mineral reserves, plant enhancements and equipment in 1996. Depreciation and amortization expense was $3,150,000 in 1997 compared with $2,444,000 in 1996 and $2,567,000 in 1995.
Depreciation expense increased during 1997 compared with 1996 and 1995 as a result of increased capital expenditure activity during 1997 and 1996.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------

         The response to this Item is submitted in a separate section of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

                                      None

                                    PART III

         Information in this Part III required by Item 10 ("Directors and Executive Officers of the Company"), Item 11 ("Executive Compensation"), Item 12 (Security Ownership of Certain Beneficial Owners and Management") and Item 13 ("Certain Relationships and Related Transactions") is incorporated herein by reference to the information contained in the Company's Registration Statement on Form S-4, dated March 3, 1998, as amended, filed in connection with the Company's 1998 Annual Meeting of Stockholders. Information concerning executive officers of the Company also required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."


                                     PART IV

ITEM 14. EXHIBITS. FINANCIAL STATEMENT SCHEDULES AND RFPORTS ON FORM 8-K
         --------------------------------------------------------------

         (a)(l) LIST OF FINANCIAL STATEMENTS: The response to this portion of
Item 14 is submitted as part of a separate section of this Annual Report on Form 10-K.

         (a)(2) AND (d) FINANCIAL STATEMENT SCHEDULES: No consolidated financial statement schedules are presented because the schedules are not required, because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and related notes.

         (a)(3) AND (c) EXHIBIT INDEX: The response to this portion of
Item 14 is submitted in a separate section of this Annual Report on Form 10-K.

         (b) REPORTS ON FORM 8-K: None.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OGLEBAY NORTON COMPANY


                                    /s/  David H. Kelsey
                                    ------------------------------------
                                    Vice President and Chief Financial Officer



March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the Principal Executive Officer, the Principal Financial Officer, the Principal Accounting Officer and a majority of the Directors of the Registrant on March 25, 1998.


   /s/   John N. Lauer                                        President and Chief Executive
----------------------------------------                      Officer and Director;
John N. Lauer                                                 Principal Executive Officer

   /s/  David H. Kelsey                                       Vice President and Chief Financial
----------------------------------------                      Officer; Principal Financial
David H. Kelsey                                               and Accounting Officer


   /s/  Brent D. Baird
----------------------------------------
Brent D. Baird                                                Director


  /s/  Malvin E. Bank
----------------------------------------
Malvin E. Bank                                                Director


  /s/  William G. Bares
----------------------------------------
William G. Bares                                              Director


  /s/  James T. Barlett
----------------------------------------
James T. Bartlett                                             Director


  /s/  Albert C. Bersticker
----------------------------------------
Albert C. Bersticker                                          Director

  /s/  R. Thomas Green, Jr.
-----------------------------------------                     Chairman of the Board and
R. Thomas Green, Jr.                                          Director


  /s/  Ralph D. Ketchum
----------------------------------------
Ralph D. Ketchum                                              Director


  /s/  William G. Pryor
----------------------------------------
William G. Pryor                                              Director


  /s/  John D. Weil
----------------------------------------
John D. Weil                                                  Director

                           ANNUAL REPORT ON FORM 10-K

                    ITEM 8, ITEM 14(a)(1) AND (a)(3) AND (c)

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          LIST OF FINANCIAL STATEMENTS

                                  EXHIBIT INDEX

                                    EXHIBITS

                          YEAR ENDED DECEMBER 31, 1997

                             OGLEBAY NORTON COMPANY

                                 CLEVELAND, OHIO

                                    FORM 10-K

                              ITEM 8, ITEM 14(a)(1)

                          LIST OF FINANCIAL STATEMENTS

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES





     The following consolidated financial statements of Oglebay Norton Company and its Subsidiaries are included in Item 8:


         Report of Independent Auditors
         Consolidated Statement of Operations - Years Ended December 31, 1997, 1996 and 1995
         Consolidated Balance Sheets - December 31, 1997 and 1996
         Consolidated Statement of Cash Flows - Years Ended December 31, 1997, 1996 and 1995
         Consolidated Statement of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995
         Notes to Consolidated Financial Statements - December 31, 1997, 1996 and 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
         -------------------------------------------


REPORT OF INDEPENDENT AUDITORS

Board of Directors
Oglebay Norton Company

We have audited the accompanying consolidated balance sheet of Oglebay Norton Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Oglebay Norton Company and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                                           /s/ ERNST & YOUNG LLP


Cleveland, Ohio
February 12, 1998

CONSOLIDATED STATEMENT OF OPERATIONS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                  Year Ended December 31
                                                           1997             1996             1995
                                                      -----------------------------------------------
NET SALES AND OPERATING REVENUES                      $ 145,184,849    $ 129,697,228      126,373,159

COSTS AND EXPENSES
    Cost of goods sold and operating expenses            98,421,276       94,395,629       88,519,736
    Depreciation and amortization                         8,946,878       11,259,284       11,403,425
    General, administrative and selling expenses         13,352,068       12,388,863       13,477,143
                                                      -------------    -------------    -------------
                                                        120,720,222      118,043,776      113,400,304
                                                      -------------    -------------    -------------

INCOME FROM OPERATIONS                                   24,464,627       11,653,452       12,972,855

    Gain on sale of assets                                5,548,036        3,150,434        4,640,713
    Interest, dividends and other income                  2,693,101        2,790,859        2,281,405
    Interest expense                                     (2,834,445)      (3,003,639)      (4,147,057)
    Other expense                                        (4,295,342)      (2,011,072)      (2,491,488)
                                                      -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS
    BEFORE INCOME TAXES                                  25,575,977       12,580,034       13,256,428

INCOME TAXES
    Current                                               6,967,000        1,387,000        2,477,000
    Deferred                                                253,000          154,000          155,000
                                                      -------------    -------------    -------------
                                                          7,220,000        1,541,000        2,632,000
                                                      -------------    -------------    -------------

INCOME FROM CONTINUING OPERATIONS                        18,355,977       11,039,034       10,624,428

Discontinued operations:
    (Loss) income from operations                          (841,727)       3,947,518        4,736,562
    (Loss) gain from disposals                           (1,262,700)         570,433
                                                      -------------    -------------    -------------
(Loss) income from discontinued operations               (2,104,427)       4,517,951        4,736,562

                                                      -------------    -------------    -------------
NET INCOME                                            $  16,251,550    $  15,556,985    $  15,360,990
                                                      =============    =============    =============

PER SHARE AMOUNTS:

Income (loss) per common share - basic:
    Continuing operations                             $        3.84    $        2.26    $        2.15
    Discontinued operations                                    (.44)             .93              .95
                                                      -------------    -------------    -------------

NET INCOME PER SHARE                                  $        3.40    $        3.19    $        3.10
                                                      =============    =============    =============

Income (loss) per common share - assuming dilution:
    Continuing operations                             $        3.81    $        2.26    $        2.15
    Discontinued operations                                    (.44)             .92              .95
                                                      -------------    -------------    -------------

NET INCOME PER SHARE - ASSUMING DILUTION              $        3.37    $        3.18    $        3.10
                                                      =============    =============    =============

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEET

OGLEBAY NORTON COMPANY AND SUBSIDIARIES


                                                        December 31
ASSETS                                              1997           1996
                                               ---------------------------

CURRENT ASSETS

    Cash and cash equivalents                  $ 29,885,922   $ 21,850,282
    Marketable securities                               -0-        898,475
    Accounts receivable, less reserve for
         doubtful accounts of $723,000 in
         1997 and $512,000 in 1996               22,292,432     24,428,115
    Inventories
         Raw materials and finished products      1,210,940        550,027
         Operating supplies                       3,382,764      3,534,003
                                               ------------   ------------
                                                  4,593,704      4,084,030

    Deferred income taxes                         3,050,091      3,214,573
    Prepaid insurance and other expenses          1,300,715      1,504,947
    Discontinued operations                      15,571,082      4,562,590
                                               ------------   ------------
         TOTAL CURRENT ASSETS                    76,693,946     60,543,012


PROPERTIES AND EQUIPMENT
    Marine Transportation                       241,044,884    220,811,102
    Industrial Sands                             59,531,668     57,220,602
    Other                                         4,382,014      7,050,095
                                               ------------   ------------
                                                304,958,566    285,081,799
    Less allowances for depreciation
         and amortization                       154,022,177    148,950,726
                                               ------------   ------------
                                                150,936,389    136,131,073


DISCONTINUED OPERATIONS                                 -0-      9,097,902


PREPAID PENSION COSTS AND OTHER ASSETS           35,821,995     28,923,567
                                               ------------   ------------

         TOTAL ASSETS                          $263,452,330   $234,695,554
                                               ============   ============

                                                                      December 31
LIABILITIES AND STOCKHOLDERS' EQUITY                             1997             1996
                                                           ------------------------------
CURRENT LIABILITIES

    Current portion of long-term debt                      $   8,722,545    $   8,476,450
    Accounts payable                                           6,875,498        5,485,181
    Payrolls and other accrued compensation                    7,547,241        6,915,055
    Accrued expenses                                          12,514,672        9,485,216
    Income taxes                                               2,277,749        1,620,176
                                                           -------------    -------------
                   TOTAL CURRENT LIABILITIES                  37,937,705       31,982,078

LONG-TERM DEBT, less current portion                          36,942,130       28,664,675
POSTRETIREMENT BENEFITS OBLIGATION                            24,341,252       24,675,900
OTHER LONG-TERM LIABILITIES                                   25,404,891       20,272,081
DEFERRED INCOME TAXES                                         21,109,949       22,651,821

STOCKHOLDERS' EQUITY
    Preferred stock, without par value - authorized
         5,000,000 shares; none issued                               -0-              -0-
    Common stock, par value $1.00 per share - authorized
         10,000,000 shares; issued 7,253,332 shares            7,253,332        7,253,332
    Additional capital                                         6,288,822        5,849,177
    Unrealized gains                                                 -0-          410,447
    Retained earnings                                        138,628,719      125,960,692
                                                           -------------    -------------
                                                             152,170,873      139,473,648

    Treasury stock, at cost - 2,501,152 and
         2,417,958 shares at respective dates                (33,739,795)     (31,833,524)

    Unallocated Employee Stock Ownership
         Plan shares                                            (714,675)      (1,191,125)
                                                           -------------    -------------

                                                             117,716,403      106,448,999
                                                           -------------    -------------
                   TOTAL LIABILITIES AND
                     STOCKHOLDERS' EQUITY                  $ 263,452,330    $ 234,695,554
                                                           =============    =============



See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES

                                                                        Year Ended December 31
                                                                  1997            1996            1995
                                                            ---------------------------------------------
OPERATING ACTIVITIES
     Net income                                              $ 16,251,550    $ 15,556,985    $ 15,360,990
     Adjustments to reconcile net income
        to net cash provided by operating activities:
          Depreciation and amortization                         8,946,878      11,259,284      11,403,425
          Deferred income taxes                                (1,166,000)        806,000         (90,000)
          Gain on sale of assets                               (5,548,037)     (3,150,434)     (4,681,213)
          Loss (gain) from disposals of
            discontinued operations                             1,262,700        (570,433)            -0-
          Prepaid pension costs and other assets               (4,204,687)     (3,125,094)     (2,450,918)
          Decrease (increase) in accounts receivable            2,671,391        (945,050)      4,488,027
          Decrease (increase) in inventories                     (697,639)        142,466         692,000
          Increase in accounts payable                          1,367,172       1,750,056         732,484
          Other operating activities                            4,051,961       3,442,976      (1,756,870)
          Operating activities of discontinued
            operations - net                                      754,820      (5,000,521)      2,241,683
                                                             ------------    ------------    ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES               23,690,109      20,166,235      25,939,608

INVESTING ACTIVITIES
     Capital expenditures                                     (24,554,382)     (5,573,238)     (5,968,234)
     Acquisition of businesses                                 (1,600,000)            -0-             -0-
     Proceeds from sale of assets                               8,191,884      10,543,361       6,538,009
     Investing activities of discontinued operations - net       (662,014)     (5,739,689)     (4,009,399)
                                                             ------------    ------------    ------------
       NET CASH USED FOR INVESTING ACTIVITIES                 (18,624,512)       (769,566)     (3,439,624)

FINANCING ACTIVITIES
     Payments on long-term debt                                (8,476,450)    (14,976,450)    (13,476,450)
     Additional long-term debt                                 17,000,000             -0-             -0-
     Payments of dividends                                     (3,583,523)     (3,162,341)     (2,968,426)
     Purchases of treasury stock                               (1,969,984)     (2,068,032)       (615,091)
     Financing activities of discontinued operations - net            -0-             -0-        (500,000)
                                                             ------------    ------------    ------------
       NET CASH PROVIDED BY (USED FOR)
         FINANCING ACTIVITIES                                   2,970,043     (20,206,823)    (17,559,967)
                                                             ------------    ------------    ------------

Increase (decrease) in cash and cash
     equivalents                                                8,035,640        (810,154)      4,940,017

Cash and cash equivalents, January 1                           21,850,282      22,660,436      17,720,419
                                                             ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, DECEMBER 31                       $ 29,885,922    $ 21,850,282    $ 22,660,436
                                                             ============    ============    ============





See notes to consolidated financial statements.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

OGLEBAY NORTON COMPANY AND SUBSIDIARIES


                                                                                                      UNALLOCATED
                                                                                         COMMON      EMPLOYEE STOCK      TOTAL
                               COMMON       ADDITIONAL    UNREALIZED     RETAINED       STOCK IN       OWNERSHIP      STOCKHOLDERS'
                               STOCK         CAPITAL        GAINS        EARNINGS       TREASURY      PLAN SHARES        EQUITY
                               -----         -------        -----        --------       --------      -----------        ------
Balance,
 January 1, 1995             $3,626,666     $9,035,841    $2,278,273   $101,173,484   $(29,217,318)   $(2,144,025)    $ 84,752,921

Net income                                                               15,360,990                                     15,360,990
Dividends, $.60 per share                                                (2,968,426)                                    (2,968,426)
Change in unrealized gains                                 (809,797)                                                      (809,797)
Tax benefit of unallocated
  shares in ESOP                                35,360                                                                      35,360
Stock plans                                      7,410                                      25,590                          33,000
Purchases of treasury stock                                                               (615,091)                       (615,091)
Allocated ESOP shares                                                                                     476,450          476,450
                             ----------     ----------    ----------   ------------   ------------    -----------     ------------

Balance,
 December 31, 1995            3,626,666      9,078,611    1,468,476     113,566,048    (29,806,819)    (1,667,575)      96,265,407

Net income                                                               15,556,985                                     15,556,985
Dividends, $.65 per share                                                (3,162,341)                                    (3,162,341)
Change in unrealized gains                               (1,058,029)                                                    (1,058,029)
Tax benefit of unallocated
  shares in ESOP                                57,460                                                                      57,460
Stock plans                                    339,772                                      41,327                         381,099
Purchases of treasury stock                                                             (2,068,032)                     (2,068,032)
Allocated ESOP shares                                                                                     476,450          476,450
                             ----------     ----------    ----------   ------------   ------------    -----------     ------------

Balance,
 December 31, 1996            3,626,666      9,475,843       410,447    125,960,692    (31,833,524)    (1,191,125)     106,448,999

Net income                                                               16,251,550                                     16,251,550
Dividends, $.75 per share                                                (3,583,523)                                    (3,583,523)
Change in unrealized gains                                  (410,447)                                                     (410,447)
Tax benefit of unallocated
  shares in ESOP                                68,250                                                                      68,250
Stock plans                                    371,395                                      63,713                         435,108
Two-for-one stock split       3,626,666     (3,626,666)                                                                        -0-
Purchases of treasury stock                                                             (1,969,984)                     (1,969,984)
Allocated ESOP shares                                                                                     476,450          476,450
                             ----------     ----------    ----------   ------------   ------------    -----------     ------------

Balance
 December 31, 1997           $7,253,332     $6,288,822      $    -0-   $138,628,719   $(33,739,795)  $   (714,675)    $117,716,403
                             ==========     ==========    ==========   ============   ============    ===========     ============




See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

OGLEBAY NORTON COMPANY AND SUBSIDIARIES
December 31, 1997, 1996 and 1995




NOTE A - ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany transactions and accounts have been eliminated upon consolidation.

CASH EQUIVALENTS: The Company considers all highly liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Cash equivalents are stated at cost which approximates market value.

INVENTORIES: Inventories are stated at the lower of average cost (first-in, first-out method) or market.

MARKETABLE SECURITIES: Available-for-sale securities are carried at fair value, based on quoted market prices. Realized gains and losses on the sale of such securities are based on average cost. The Company realized gains on the sale of available-for-sale securities of $656,000 (proceeds of $933,000) in 1997, $2,076,000 (proceeds of $3,130,000) in 1996 and $1,630,000 (proceeds of
$2,621,000) in 1995. The fair value of current available-for-sale securities was $898,000 (including unrealized gains of $621,000) at December 31, 1996.

PROPERTIES AND EQUIPMENT: Properties and equipment are carried at cost. The Company provides depreciation on the straight-line method over the assets estimated useful lives that range from 2 to 60 years. Effective January 1, 1997, the Company extended the estimated useful lives and increased the estimated salvage values for certain vessels in its Marine Transportation fleet. The effect of these changes in estimate reduced depreciation by $3,178,000 and increased net income by $2,097,000 ($.44 per share) for the year ended December 31, 1997.

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

NEW FINANCIAL ACCOUNTING STANDARDS: In June 1997, Statement of Financial Accounting Standard (SFAS) No. 130 "Reporting Comprehensive Income" was issued. SFAS No. 130 establishes new standards for reporting comprehensive income and its components. The Company must adopt SFAS No. 130 in the first quarter of 1998. The Company expects that comprehensive income will not differ materially from net income.

In June 1997, SFAS No. 131 "Disclosure about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 changes the standards for reporting financial results by operating segments and related products and services, geographic areas, and major customers. The Company must adopt the standard by the end of 1998.

REVENUE RECOGNITION: Sales are generally recognized when products are shipped to customers. Operating revenues are recognized as services are provided to customers over the Great Lakes sailing season.

RECLASSIFICATIONS: Certain amounts in prior years have been reclassified to conform with the 1997 consolidated financial statement presentation.

NOTE B - DISCONTINUED OPERATIONS

In December 1997, the Company decided to divest the assets of its Engineered Materials business segment. Hot top operations were sold in December and the sale of its metallurgical treatment operations is expected to occur during 1998. The loss upon disposition of these operations is estimated to be $1,263,000 (net of an income tax benefit of $807,000). The results of these discontinued operations were as follows (in thousands):

                                             1997        1996        1995
                                             ----        ----        ----
Net sales                                 $ 30,883    $ 30,964    $ 36,779
Cost of goods sold                          27,180      24,443      29,893
Depreciation and amortization                1,691       1,793       2,029
Selling, general and administrative
   expenses                                  3,279       3,379       3,457
Loss on sale and shutdown of facilities        -0-       1,078         613
                                          --------    --------    --------
     (Loss) income from operations          (1,267)        271         787
Interest, other income (expense) - net         (76)       (142)       (212)
                                          --------    --------    --------
(Loss) income before income taxes           (1,343)        129         575
Income tax (benefit) expense                  (501)        111         249
                                          --------    --------    --------
(Loss) income from discontinued
   operations                             $   (842)   $     18    $    326
                                          ========    ========    ========

In December 1996, the Company sold its interest in Eveleth Mines and certain mining equipment for $5,000,000, completing its exit from the iron ore business. The sale of these discontinued operations resulted in a gain of $570,000 (net of an income tax benefit of $744,000). The results of discontinued iron ore operations were as follows (in thousands):

                                         1996        1995
                                         ----        ----
Net sales                             $ 26,766    $ 26,281
Cost of sales                           28,468      27,627
                                      --------    --------
     Gross margin                       (1,702)     (1,346)
Credit through reduction of
   impairment obligations                3,208       3,500
                                      --------    --------
     Adjusted Gross Margin               1,506       2,154
Royalties and management fees - net      4,332       4,527
                                      --------    --------
Income before income taxes               5,838       6,681
Income tax expense                       1,908       2,270
                                      --------    --------
Income from discontinued operations   $  3,930    $  4,411
                                      ========    ========

The consolidated financial statements of the Company have been reclassified to report separately the operating results, net assets and net liabilities of these discontinued operations. Current assets of the Engineered Materials discontinued operations at December 31, 1997 include primarily inventories, accounts receivable and net fixed assets.

NOTE C - ACQUISITIONS AND DISPOSITIONS

In 1997, the Company purchased, for $3,400,000 in cash and notes payable, the assets of two sand operations. These operations screen sand to make specialty grades and sizes and supply certain blended sand and organic mixes for end users, such as golf courses, playgrounds, parks and sports fields. Operating results for these businesses have been included within the Industrial Sands business segment since acquisition, and are not material. Additionally, two, 630 foot long, self-unloading vessels, the M/V Wolverine and the M/V David Z. Norton were purchased for $17,000,000. These vessels have been operated on the Great Lakes under charter, as part of the Company's Marine Transportation fleet for over 20 years.

In November 1997, the Company sold its interest in certain coal reserves for $6,000,000 in cash. The sale resulted in a $5,212,000 pretax gain. In 1996, the Company sold its National Perlite Products business, which had been inactive, resulting in a pretax gain of $625,000. In 1995, the Company sold two Marine Transportation vessels no longer in service and undeveloped clay properties in Tennessee resulting in pretax gains of $2,324,000 and $520,000, respectively.

NOTE D - NET INCOME PER SHARE

The Company has adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share", at the end of 1997 retroactive to prior periods. The calculation of net income per share - basic and net income per share - assuming dilution follows (in thousands except per share data):

                                              1997      1996      1995
                                              ----      ----      ----
Net income per share - basic:
     Net income                             $16,252   $15,557   $15,361
     Average number of shares
        outstanding                           4,785     4,876     4,948
                                            =======   =======   =======

     Net income per share                   $  3.40   $  3.19   $  3.10
                                            =======   =======   =======

Net income per share - assuming dilution:
     Net income                             $16,252   $15,557   $15,361
     Average number of shares
        outstanding                           4,785     4,876     4,948
     Dilutive effect of stock plans              31        15       -0-
                                            -------   -------   -------
     Adjusted average number of shares
        outstanding                           4,816     4,891     4,948
                                            =======   =======   =======
     Net income per share - assuming
        dilution                            $  3.37   $  3.18   $  3.10
                                            =======   =======   =======

All per share amounts have been retroactively restated to reflect a two-for-one stock split in October 1997.

NOTE E - INCOME TAXES

Total income taxes from continuing operations differs from the tax computed by applying the U.S. federal corporate income tax statutory rate as follows (in thousands):


                                                   1997        1996        1995
                                                   ----        ----        ----
Income from continuing operations before taxes   $ 25,576    $ 12,580    $ 13,256
                                                 ========    ========    ========

Income taxes at statutory rate                   $  8,952    $  4,277    $  4,507

Tax differences due to:
   Percentage depletion                            (1,271)     (1,344)     (1,584)
   State income taxes                                 312        (991)         53
   Officers' life insurance                          (410)        (76)        (77)
   Other                                             (363)       (325)       (267)
                                                 --------    --------    --------

Total income taxes                               $  7,220    $  1,541    $  2,632
                                                 ========    ========    ========


The Company received income tax refunds of $2,479,000, and $32,000 during 1996 and 1995, respectively. Included in 1996 was a $1,824,000 state income tax refund for prior tax years, which favorably impacted 1996 state income tax expense. The Company made income tax payments of $6,161,000, $1,962,000, and $6,270,000 during 1997, 1996 and 1995, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets from continuing operations are as follows (in thousands):

                                             December 31
                                           1997      1996
                                          -----------------
Deferred tax liabilities:
     Depreciation                         $29,267   $34,319
     Pension benefits                       8,949     6,507
     Other                                  2,619     2,268
                                          -------   -------

         Total deferred tax liabilities    40,835    43,094


Deferred tax assets:
     Postretirement benefits                9,865    10,590
     Coal Act liability                     5,285     4,731
     Other                                  7,625     8,336
                                          -------   -------

         Total deferred tax assets         22,775    23,657
                                          -------   -------

         Net deferred tax liabilities     $18,060   $19,437
                                          =======   =======


NOTE F - LONG-TERM DEBT

Long-term debt is as follows (in thousands):

                                   December 31
                                  1997      1996
                                -----------------
Title XI Ship Financing Bonds   $ 8,700   $11,200

Term Loan - variable rate        19,250    24,750

Term Loan - fixed rate           17,000       -0-

Guaranteed ESOP Loans               715     1,191
                                -------   -------
                                 45,665    37,141
Less current portion              8,723     8,476
                                -------   -------

                                $36,942   $28,665
                                =======   =======

The Title XI Ship Financing Bonds (5.3% fixed rate) relate to a first preferred ship mortgage on the M/V Columbia Star and are guaranteed by the U.S. Government under the Federal Ship Financing Program. The Bonds require semiannual sinking fund payments of $1,250,000 through 2000, with a final payment of $1,200,000 in 2001. Under certain conditions, the Company may be required to make deposits to a reserve fund, maintain specified levels of stockholders' equity or obtain prior written consent from the U.S. Department of Transportation for certain designated financial transactions. No deposits or approvals were required through 1997 and the Company does not anticipate any such actions will be required in the future.

Under a bank loan agreement, the Company is required to make semiannual payments on the Term Loan of $2,750,000, excluding interest, through June 30, 2001. The Company has a $40,000,000 Revolving Credit facility available under the loan agreement, of which $15,000,000 is only available for acquisitions. The variable interest rate (6.53% at December 31, 1997) on borrowings under the agreement fluctuates based upon the Company's ratios of funded debt to total capital and interest coverage. The Revolving Credit facility terminates on December 31, 1998, subject to annual renewals through 2001. At December 31, 1997 and 1996 the Company had $40,000,000 of borrowings available under the Revolving Credit facility.

In 1997, the Company entered into a $17,000,000 fixed rate (7.32%) Term Loan with a bank to finance the acquisition of two Marine Transportation vessels, which had previously been under charter agreements. The Company is required to make semiannual payments on the Term Loan of $750,000, including interest, through July 14, 2002; $1,350,000 payable semiannually, including interest, through January 14, 2007 and a final payment of $7,805,000, including interest, on July 14, 2007. The loan is secured by mortgages on the two vessels acquired.

The Company's debt agreements contain various covenants with the most restrictive covenant requiring the Company to maintain specified levels of tangible net worth during each year. The Company's tangible net worth was $111,584,000 at December 31, 1997, compared to a minimum specified level of $88,376,000.

Long-term debt maturities are $8,723,000 in 1998, $8,499,000 in 1999, $8,278,000
in 2000, $4,252,000 in 2001, $325,000 in 2002 and $15,589,000 thereafter. The
Title XI Ship Financing Bonds and the Term Loans are secured by first preferred ship mortgages on seven of the Company's vessels with a net book value of $113,186,000. The fair value of long-term debt approximates the total liability recorded at December 31, 1997. The Company made interest payments of $2,353,000, $3,117,000 and $4,399,000 during 1997, 1996, 1995, respectively.

NOTE G - STOCKHOLDERS' EQUITY

On August 27, 1997, the Company declared a two-for-one split of its common stock in the form of a 100% stock dividend to stockholders of record as of October 10, 1997. This stock split has been recorded by a transfer, within stockholders' equity, of $3,626,000 from additional capital to common stock for all periods presented, representing $1.00 par value for each additional share issued. All per share amounts have been retroactively restated for the stock split.

The Company's preferred stock is issuable in series and the Board of Directors is authorized to fix the number of shares and designate the terms of each issue. In 1987, under a Stockholder Rights Plan, as amended, the Company's Board of Directors declared a dividend consisting of one Right for each outstanding share of the Company's common stock. Upon certain "change in control" events, the Rights entitle the holder to purchase one one-hundredth of a share of the Company's Series C $10.00 preferred stock for $130 or one share of the Company's common stock for $2.50, depending on the "change in control" circumstances. The Stockholder Rights Plan, which expires December 18, 2006, should not interfere with any merger or other business combination approved by the Board of Directors, because the Board, at its option, may redeem the Rights at a redemption price of $.05 per Right.

NOTE H - COMPANY STOCK PLAN

The Company's Long-Term Incentive Plan (the "Plan"), adopted in 1996, allows selected officers and key employees the opportunity to defer a portion of any bonus received under the Company's Annual Incentive Plan. In addition, the Plan permits grants of stock options, stock appreciation rights, restricted stock and performance awards. The number of common shares authorized for awards is 200,000. At the end of 1997, there were 115,778 shares available for grant under the Plan.

The Company will make an annual matching contribution of at least 50% plus a potential discretionary award of up to an additional 50% with respect to annual incentive awards deferred by participants under the Plan. The deferred awards are converted to "share units" based on the fair market value of the Company's common stock on the date the bonuses would have otherwise been paid. Dividends are allocated to the participant's account on a similar "share unit" basis, for both the deferred amount and the Company match. Deferred awards (and related dividends) are fully vested at all times. Matching contributions become fully vested on the fifth anniversary of the initial deferral date, provided the participant has been in continuous service for the entire five-year period. Prior to the fifth anniversary of a particular allocation, the matching contribution may become fully vested upon the occurrence of certain events, including early retirement or disability. All distributions under the Plan will be in common stock of the Company. Included in Additional Capital at December 31, 1997 is $655,000 of obligations under the Plan, representing 31,549 "share units". At December 31, 1996 $318,000 was included in Additional Capital for obligations under the Plan, representing 16,242 "share units". Compensation expense under the deferred plan was $568,000 in 1997 and $387,000 in 1996.

In October 1997, 48,700 common stock options were granted under the Plan, all of which were outstanding as of December 31, 1997, at an option price of $30 5/8 per share. These options vest ratably over a four year period and expire 10 years from the date of grant. The Company has elected to account for stock based compensation in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APBO No. 25), and related interpretations. No expense has been recognized, because, under APBO No. 25, the exercise price of the stock options equals the market price of the underlying stock on the date of grant. No other options were issued by the Company prior to 1997.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS No.
123). Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. Under this method, the estimated fair value of the options is amortized to expense over the options' vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 6.0%; dividend yield of 2.6%; volatility factors of the expected market price of the Company's common shares of .22; and a weighted-average expected life of the options of 5 years. Had the fair value method been used to account for these stock options the effect would have been a $.01 reduction in net income per share with no corresponding effect on net income per share - assuming dilution. Since changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

There have been no stock appreciation rights, restricted stock or performance awards granted under the Plan.

NOTE I - CEO AND DIRECTORS COMPENSATION

In connection with an Employment Agreement (the "Agreement") the Company has agreed to provide its President and Chief Executive Officer ("CEO") with a restricted common stock award and stock option grant, in lieu of compensation.

On January 19, 1998, upon the CEO's completion of a $1,000,000 personal investment in the Company's common stock ("Personal Investment Shares"), the Company issued 25,744 shares of common stock equal to the number of shares of the Company's common stock he acquired. Of the total shares issued, 5,148 became immediately vested and non-forfeitable. The remaining shares are restricted and become vested and non-forfeitable, ratably, on January 1, 1999, 2000, 2001 and 2003, subject to the effects of termination of employment, as defined by the Agreement. The non-vested and forfeitable shares are subject to the restrictions that the CEO remain employed by the Company and that he continue to hold all of his Personal Investment Shares. If, on any date before January 1, 2003 the CEO sells or otherwise disposes of any of his Personal Investment Shares, he will forfeit any and all restricted shares that have not become fully vested and non-forfeitable before that date. The CEO is entitled to all voting rights and any dividends on the restricted shares. Total compensation expense of $965,000, computed based on the closing market price at the date of issuance, will be recognized over the vesting period beginning in January 1998.

Effective December 17, 1997, the Company granted the CEO, subject to stockholder approval, an option to acquire an amount which represents 8% of the issued and outstanding common stock of the Company as of January 1, 1998, or 380,174 shares, at an exercise price of $38 per share. Unless accelerated under the termination provisions of the Agreement, the option becomes exercisable in whole or in part on January 1, 2001 and, subject to employment conditions imposed by the Agreement, expires June 30, 2005. Compensation expense, if any, will be recognized based on what amount, if any, the closing market price of the Company's common stock exceeds the exercise price on the date the option is approved by the stockholders.

Effective February 1, 1998, the Company established a Director Fee Deferral Plan (the "Directors Plan"), which, subject to stockholder approval, allows non-employee directors of the Company the option of deferring all or part of their fees in the form of "share units" or "deferred cash". Any fees deferred as "share units" will be matched at 25% by the Company in the form of additional "share units". If approved by the stockholders, 100,000 shares of the Company's common stock will be authorized for distribution under the Directors Plan.

NOTE J - POSTRETIREMENT BENEFITS

The Company has a number of noncontributory defined benefit pension plans covering certain employees. The plans provide benefits based on the participant's years of service and compensation or stated amounts for each year of service. The Company's funding policy is to contribute amounts to the plans sufficient to meet the minimum funding required by applicable regulations.

A summary of the components of the net periodic pension credit for defined benefit plans from continuing operations follows (in thousands):

                                  1997        1996        1995
                                --------------------------------
Service cost-benefits earned
   during the period            $  1,309    $  1,303    $  1,131
Interest cost on projected
   benefit obligation              4,354       4,332       4,202
Actual return on plan assets     (17,534)     (9,464)    (16,227)
Net amortization and deferral      9,098       1,926       9,565
                                --------    --------    --------

Net pension credit              $ (2,773)   $ (1,903)   $ (1,329)
                                ========    ========    ========


Assumptions used in accounting for the Company's defined benefit pension plans were:

                                                       1997           1996           1995
                                                       ----------------------------------
Weighted-average discount rate                         7.25%           7.5%          7.5%
Rate of increase in compensation levels                   4%             4%            4%
Expected long-term rate of return on assets               9%             9%            9%

The following table presents the funded status and amounts recognized in the consolidated balance sheet for the Company's defined benefit pension plans from continuing operations (in thousands):

                                                        December 31
                                                     1997         1996
                                                  ----------------------
Actuarial present value of benefit obligations:
     Vested benefit obligation                    $ (54,694)   $ (53,178)
                                                  =========    =========
     Accumulated benefit
        obligation                                $ (57,616)   $ (56,112)
                                                  =========    =========
     Projected benefit
        obligation                                $ (62,149)   $ (60,886)
Plan assets at fair value                           102,934       89,373
                                                  ---------    ---------
Plan assets in excess of
   projected benefit obligation                      40,785       28,487

Unrecognized net gain                               (17,885)      (9,287)
Unrecognized prior service cost                       2,213        2,543
Unrecognized initial net assets                      (2,962)      (3,672)
                                                  ---------    ---------

Prepaid pension costs recognized                  $  22,151    $  18,071
                                                  =========    =========

Plan assets consist primarily of debt and equity securities.

The Company maintains defined contribution plans for certain employees and, except for the ESOP, contributes to these plans based on percentages of employee contributions. The expense for these plans was $1,039,000, $934,000, and $880,000 for 1997, 1996 and 1995, respectively.

The Company also pays into certain defined benefit multi-employer plans under various union agreements which provide pension and other benefits for various classes of employees. Payments are based upon negotiated contract rates and related expenses totaled $1,688,000, $1,915,000 and $1,879,000 for 1997, 1996 and 1995, respectively.

In addition to pension benefits, the Company provides health care and life insurance for certain retired employees. Substantially all of the Company's employees are eligible for these benefits when they reach normal retirement age. The Company's policy is to fund these postretirement benefit costs principally on a cash basis as claims are incurred.

Components of the Company's net periodic postretirement benefits cost from continuing operations are as follows (in thousands):

                                 1997       1996       1995
                               -----------------------------
Service cost                   $   379    $   368    $   404
Interest cost                    1,069      1,059      1,273
Actual return on plan assets        (3)        (1)       -0-
Net amortization                  (598)      (745)      (579)
                               -------    -------    -------
Net periodic postretirement
   benefits cost               $   847    $   681    $ 1,098
                               =======    =======    =======

Assumptions used in the accounting for the Company's postretirement health care and life insurance benefits were:

                                                    1997         1996        1995
                                                    -----------------------------
Weighted-average discount rate                      7.25%         7.5%       7.5%
Expected long-term rate of return on assets            6%           6%         6%

Components of the Company's postretirement benefits obligation from continuing operations are as follows (in thousands):

                                                       December 31
                                                    1997        1996
                                                  --------------------
Actuarial present value of benefit obligations:
     Retired participants                         $(10,475)   $(10,104)
     Other fully eligible participants              (1,196)     (1,329)
     Other ineligible participants                  (3,305)     (3,290)
                                                  --------    --------
Accumulated postretirement benefits obligation     (14,976)    (14,723)
Plan assets at fair value                              103          75
                                                  --------    --------
Accumulated postretirement benefits obligation
     in excess of plan assets                      (14,873)    (14,648)

Unrecognized prior service credit                   (1,543)     (1,735)
Unrecognized net gain                               (7,925)     (8,293)
                                                  --------    --------

Postretirement benefits obligation recognized     $(24,341)   $(24,676)
                                                  ========    ========

The weighted-average annual assumed rate of increase in the health care cost trend-rate for 1998 is 5.75% (6.25% in 1997) for retirees age 65 and over and 8.25% (8.75% in 1997) for retirees under age 65, and both are assumed to decrease to 5.00% by 2000 and 2005, respectively (5.25% in 1997) and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation as of December 31, 1997 by approximately $1,797,000 and the aggregate service and interest cost components of the net periodic postretirement benefits cost for 1997 by approximately $221,000.

The Coal Industry Retiree Health Benefit Act requires companies that previously mined coal to assume certain health care benefit obligations for retired coal miners and their dependents. Components of the Company's net periodic postretirement benefits cost under the Coal Act, are as follows (in thousands):

                                1997       1996      1995
                              -------    -------   -------
Interest cost                 $   974    $   936   $ 1,033
Actuarial net (gain) loss        (121)       122       (82)
                              -------    -------   -------
Net periodic postretirement
  benefits cost               $   853    $ 1,058   $   951
                              =======    =======   =======

The Company's accumulated postretirement benefits obligation was $13,551,000 and $13,914,000 at December 31, 1997 and 1996, respectively, of which $12,435,000 and $12,732,000 in 1997 and 1996, respectively, is included in other long-term liabilities.

The weighted-average discount rate used in accounting for postretirement benefits under the Coal Act was 7% at December 31, 1997, 1996 and 1995.

The weighted-average annual assumed rate of increase in the health care cost trend-rate for 1998 and 1997 is 6%. The health care cost trend rate assumption has a significant effect on the amounts reported. Increasing the assumed health care cost trend rate by 1% in each year would increase the accumulated postretirement benefits obligation at December 31, 1997 by approximately $1,651,000 and the interest cost component of the net periodic postretirement benefit cost by approximately $119,000.

NOTE K- COMMITMENTS AND CONTINGENCIES

The Company leases various buildings and equipment in addition to a vessel charter in its Marine Transportation fleet. In general, these operating leases are renewable or contain purchase options. The purchase price or renewal lease payment is based on the fair market value of the asset at the date of purchase or renewal. Rental expense was $3,718,000, $4,767,000 and $5,082,000 in 1997,
1996 and 1995, respectively.

Future minimum payments at December 31, 1997, under noncancelable operating leases, are $2,667,000 in 1998, $1,564,000 in 1999, $1,433,000 in 2000,
$1,232,000 in 2001, $1,237,000 in 2002 and $1,521,000 thereafter.

The Company is subject to various environmental laws and regulations imposed by federal, state and local governments. Also, in the normal course of business, the Company is involved in various pending or threatened legal actions. The Company cannot reasonably estimate future costs, if any, related to these matters. However, costs incurred to comply with environmental regulations and to settle litigation have not been significant in 1997 and prior years. Although it is possible that the Company's future operating results could be affected by future costs of environmental compliance or litigation, it is management's belief that such costs will not have a material adverse effect on the Company's consolidated financial position.

NOTE L - INDUSTRY SEGMENTS AND MAJOR CUSTOMERS

The Company provides Great Lakes marine transportation and material handling, and the mining and marketing of industrial sands. The Company's headquarters are in Cleveland, Ohio. Its operations are currently organized into two business units.

     OGLEBAY NORTON MARINE TRANSPORTATION

     Marine Transportation operates a highly efficient fleet of twelve self-unloading vessels. Vessels in the fleet range in size from the 618 foot, 13,500 (G.T.), M/V Joseph Frantz to the 1,000 foot, 61,000 (G.T.), M/V Oglebay Norton. In 1997, this fleet transported 23.8 million tons of dry bulk commodities. Material handling operations began in April 1997 at the Cleveland Bulk Terminal under a lease with the Cleveland-Cuyahoga County Port Authority. This Terminal is a bulk commodity dock used for the transfer of commodities such as iron ore pellets, coal and limestone for delivery to customers.

     OGLEBAY NORTON INDUSTRIAL SANDS

     Industrial Sands provides silica and a variety of sand products to a wide range of markets. Facilities in Brady, Texas and Bakersfield, California provide special "frac" sands to the oil and gas well service industry. Silica flour, used in the production of fiberglass, paint and ceramics, is produced in plants at Millwood and Glass Rock, Ohio and Riverside, California. Sand for specialty construction materials is provided by a plant in San Juan Capistrano, California. The Millwood and Glass Rock, Ohio plants also provide specialty sand blends for golf course and other recreational facilities. A facility in Colorado Springs, Colorado produces high-quality silica sands for the environmental, filtration, industrial, landscape, recreational and oil and gas well service markets.

Accounts receivable of $11,083,000 at December 31, 1997 are due from companies in the steel and utilities industries. Credit is extended based on an evaluation of a customer's financial condition, and generally collateral is not required. Credit losses within these industries have not been significant for the three years in the period ended December 31, 1997. Marine Transportation's operating revenues from two major steel producers and one utility company exceeded 10% of consolidated net sales and operating revenues and are summarized as follows (in thousands):


                                  1997            1996             1995
                                  ----            ----              ----
Customer:
---------
                  A             $18,773          $14,008          $17,041
                  B              18,589           15,787           19,280
                  C              18,245           17,315           15,790
                               --------          -------          -------
                                $55,607          $47,110          $52,111
                               ========          =======          =======

(In Thousands)

                                                          Marine
                                                     Transportation(1)
                                                     -----------------
1997
Identifiable assets                                     $ 143,554

Depreciation and amortization expense                       5,654
Capital expenditures                                       20,234

Net sales and operating revenues                        $  95,701

Income from operations(4)                               $  19,312
Gain on sale of assets
Interest expense                                           (2,318)
Interest, dividends and other income (expense) - net         (117)
                                                        ---------
Income from continuing operations before income taxes   $  16,877
                                                        =========

1996
Identifiable assets                                     $ 130,125

Depreciation and amortization expense                       8,671
Capital expenditures                                          925

Net sales and operating revenues                        $  86,178

Income from operations(4)                               $   7,860
Gain on sale of assets
Interest expense                                           (2,409)
Interest, dividends and other income (expense) - net          (65)
                                                        ---------
Income from continuing operations before income taxes   $   5,386
                                                        =========

1995
Identifiable assets                                     $ 132,455

Depreciation and amortization expense                       8,695
Capital expenditures                                        3,125

Net sales and operating revenues                        $  85,657

Income from operations(4)                               $  11,845
Gain on sale of assets                                      2,325
Interest expense                                           (3,422)
Interest, dividends and other income (expense) - net         (120)
                                                        ---------
Income from continuing operations before income taxes   $  10,628
                                                        =========

(1) Segment data has been reclassified for discontinued operations.

(2) Consists primarily of cash and cash equivalents, marketable securities, prepaid pension costs and net assets of discontinued operations of $15,571,000, $13,661,000 and $17,666,000 for 1997,
         1996 and 1995, respectively.

Industrial      Total        Corporate
 Sands(1)      Segments      and Other(1)   Consolidated
 --------      --------      ------------   ------------
$40,928       $ 184,482       $ 78,970 (2)  $ 263,452

  3,150           8,804            143          8,947
  4,108          24,342            212         24,554

$49,484       $ 145,185                     $ 145,185

$ 9,970       $  29,282      $  (4,817)(3)  $  24,465
    197             197          5,351          5,548
   (350)         (2,668)          (166)        (2,834)
                   (117)        (1,486)        (1,603)
-------       ---------       --------      ---------
$ 9,817       $  26,694      $  (1,118)     $  25,576
=======       =========      =========      =========


$36,120       $ 166,245      $  68,451 (2)  $ 234,696

  2,444          11,115            144         11,259
  4,540           5,465            108          5,573

$42,583       $ 128,761      $     936      $ 129,697

$ 8,520       $  16,380      $  (4,727)(3)  $  11,653
     75              75          3,075          3,150
   (356)         (2,765)          (239)        (3,004)
                    (65)           846            781
-------       ---------       --------      ---------
$ 8,239       $  13,625      $  (1,045)     $  12,580
=======       =========      =========      =========


$33,964       $ 166,419      $  80,801 (2)  $ 247,220

  2,567          11,262            141         11,403
  2,360           5,485            483          5,968

$40,552       $ 126,209      $     164      $ 126,373

$ 6,655       $  18,500      $  (5,527)(3)  $  12,973
    157           2,482          2,159          4,641
   (524)         (3,946)          (201)        (4,147)
                   (120)           (91)          (211)
-------       ---------       --------      ---------
$ 6,288       $  16,916      $  (3,660)     $  13,256
=======       =========      =========      =========

(3)        Includes other operations, net of certain corporate expenses.

(4) Business segments include the reallocation of corporate general and administrative expenses previously allocated to discontinued operations.

NOTE M - QUARTERLY RESULTS OF OPERATIONS  (UNAUDITED)

Unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 are summarized as follows (in thousands, except per share amounts):


                                                                      Quarter Ended
                                                         Dec. 31   Sept. 30  June 30   Mar. 31
                                                         -------   -------   -------   -------
1997
Net sales and operating revenues                         $43,222   $45,602   $43,576   $12,785
Gross profit                                               9,165    13,571    10,839     4,242
Income from continuing
  operations                                               5,989     6,431     5,184       752
Net income                                                 3,814     6,476     5,109       853

Per common share - basic:
     Continuing operations                                  1.26      1.35      1.09       .16
     Net income                                              .80      1.36      1.07       .18

Per common share - assuming dilution:
     Continuing operations                                  1.25      1.34      1.08       .16
     Net income                                              .80      1.35      1.06       .18

1996
Net sales and operating revenues                         $39,537   $42,097   $37,238   $10,825
Gross profit                                               6,968     9,537     4,963     2,575
Income (loss) from continuing
  operations                                               3,814     5,212     1,188       825
Net income                                                 5,257     6,061     2,261     1,978

Per common share - basic and diluted:
     Continuing operations                                   .79      1.08       .25       .17
     Net income                                             1.09      1.25       .47       .40


Amounts reported in prior quarters have been reclassified for discontinued operations. The sum of per share amounts for the four quarters of 1997 and 1996 do not equal the annual per share amounts as a result of treasury stock purchases by the Company. All per share amounts have been retroactively restated to reflect a two-for-one stock split in October 1997.

Effective January 1, 1997, the Company increased the estimated useful lives and salvage values of certain vessels in its Marine Transportation fleet. The changes in estimate increased 1997 net income over the fleet's sailing season as follows: $737,000 ($.155 per share) in the second quarter; $745,000 ($.155 per share) in the third quarter; and $615,000 ($.13 per share) in the fourth quarter. Net income for the fourth quarter of 1997 also increased $3,388,000 ($.71 per share) related to the sale of certain coal reserves. Fourth quarter 1997 net income includes a $1,052,700 ($.22 per share) charge related to supplemental retirement benefits to its former President and Chief Executive Officer.

Net income for the first quarter of 1996 increased $1,314,000 ($.27 per share) related to the sale of marketable securities and other assets, including the sale of the Company's National Perlite Products Company. First quarter net income for 1996 also included interest income of $576,000 ($.11 per share) related to a $1,824,000 state tax refund received during the quarter. As a result of the state tax refund, the Company's 1996 annual effective income tax rate was reduced.

Item 14(a)3

                                  EXHIBIT INDEX

     SEC
 Exhibit No.                        Description                                          Location
 -----------                        -----------                                          --------
      3         (i)  Restated Certificate of Incorporation            Incorporated by reference in Exhibit 3(a) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1993

                (ii)  By-laws                                         Filed herewith as Exhibit 3(ii) at sequential
                                                                      page I-5

      4         (a)   The Company is a party to instruments, copies
                of which will be furnished to the Securities and
                Exchange Commission upon request, defining the
                rights of holders of its long-term debt identified
                in Note F to the Consolidated Financial Statements.

                (b)  Form of Rights Agreement (including first and    Incorporated by reference in Exhibit 4(b) in
                second amendments)                                    the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1993

                (c) Form of Third Amendment to Rights Agreement,      Incorporated by reference in Exhibit 4(c) to
                dated as of August 31, 1994, between Company and      Amendment No. 3 to Form 8-A/A, filed on
                the Rights Agent                                      September 26, 1994

                (d)  Form of Fourth Amendment of Rights Agreement,    Incorporated by reference in Exhibit 4(d) to
                dated as of January 21, 1997, between Company and     Form 8-A/A, filed on January 21, 1997
                the Rights Agent

      10        (a)  Form of Supplemental Pension Agreements with     Incorporated by reference in Exhibit 10(a) in
                selected former officers*                             the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1993

                (b)  Agreement with Brent D. Baird                    Incorporated by reference in Exhibit 10(b) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1993

                (c)  Trust Agreement for Oglebay Norton Company       Incorporated by reference in Exhibit 10(c) in
                Incentive Savings Plan and Trust (January 1, 1991     the Company's Annual Report on Form 10-K for
                Restatement)*                                         the year ended December 31, 1993

                (d)(1)  Form of Change-in-Control Agreements with     Incorporated by reference in Exhibit 10(d)(2)
                one Executive Officer*                                in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1994

                (d)(2)  Form of Change-in-Control Agreements with     Incorporated by reference in Exhibit 10(d)(3)
                five Executive Officers and three key employees*      in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1996



                (e)  Agreement with John D. Weil                      Incorporated by reference in Exhibit 10(f) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1993


                (f)  Oglebay Norton Company Long-Term Incentive       Incorporated by reference in Exhibit 10(h) in
                Plan*                                                 the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1995

                (f)(1)  Form of Oglebay Norton Company Long-Term      Filed herewith as Exhibit 10(f)(1) at
                Incentive Plan stock option prospectus supplement,    sequential page I-25
                dated October 29, 1997, between the Company and 10
                Executive Officers and 11 key employees*


                (g)  Amended and Restated Director Stock Plan*        Incorporated by reference in Exhibit 10(i)(1)
                                                                      in the Company's Quarterly Report on Form
                                                                      10-Q for the quarter ended September 30, 1997

                (h)  Supplemental Savings and Stock Ownership Plan*   Incorporated by reference in Exhibit 10(j) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1996

                (h)(1)  First Amendment to Oglebay Norton Company     Incorporated by reference in Exhibit 10(j)(1)
                Supplemental Savings and Stock Ownership Plan*        in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1996

                (h)(2)  Second Amendment to Oglebay Norton Company    Incorporated by reference in Exhibit 10(j)(2)
                Supplemental Savings and Stock Ownership Plan*        in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1996

                (h)(3) Third Amendment to Oglebay Norton Company      Filed herewith as Exhibit 10(h)(3) at
                Supplemental Savings and Stock Ownership Plan*        sequential page I-30.

                (i)  Irrevocable Trust Agreement I*                   Incorporated by reference in Exhibit 10(k) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1996

                (j)  Irrevocable Trust Agreement II*                  Incorporated by reference in Exhibit 10(l) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1996

                (j)(1) Revised and Restated Schedules A, B and C      Filed herewith as Exhibit 10(j)(i) at sequential
                to Irrevocable Trust Agreement II, dated as of        page I-31.
                September 19, 1997 *

                (k)  Executive Life Insurance Program I (Form of      Incorporated by reference in Exhibit 10(m) in
                letter agreement along with Schedules A for each      the Company's Annual Report on Form 10-K for
                current plan participant)*                            the year ended December 31, 1996



                (l)  Executive Life Insurance Program II (Program     Incorporated by reference in Exhibit 10(n) in
                description)*                                         the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1996

                (m)  Oglebay Norton Company Excess and TRA            Incorporated by reference in Exhibit 10(o) in
                Supplemental Benefit Retirement Plan (January 1,      the Company's Annual Report on Form 10-K for
                1991 Restatement)*                                    the year ended December 31, 1996

                (m)(1)  First Amendment to Oglebay Norton Company     Incorporated by reference in Exhibit
                Excess and TRA Supplemental Benefit Retirement Plan   10(o)(1)) in the Company's Annual Report on
                (January 1, 1991 Restatement), dated as of December   Form 10-K for the year ended December 31, 1996
                15, 1994*

                (m)(2)  Second Amendment to Oglebay Norton Company    Filed herewith as Exhibit 10(m)(2) at
                Excess and TRA Supplemental Benefit Retirement        sequential page I-34
                Plan (January 1, 1991 Restatement), dated as of
                December 17, 1997*

                (n)  Amended and Restated Loan Agreement, between     Incorporated by reference in Exhibit 10(p) in
                the Company and the Various Commercial Banking        the Company's Annual Report on Form 10-K for
                Institutions named therein, dated as of December      the year ended December 31, 1996
                29, 1994

                (n)(1)  Amendment No. 1 to Amended and Restated       Incorporated by reference in Exhibit 10(p)(1)
                Loan Agreement, dated as of August 29, 1995           in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1996

                (n)(2)  Amendment No. 2 to Amended and Restated       Incorporated by reference in Exhibit 10(p)(2)
                Loan Agreement, dated as of  March 1, 1997            in the Company's Annual Report on Form 10-K
                                                                      for the year ended December 31, 1996

                (n)(3)  Amendment No. 3 to Amended and Restated       Filed herewith as Exhibit 10(n)(3) at
                Loan Agreement, dated as of June 3, 1997             sequential page I-36

                (o)  Annual Incentive Plan (plan description)*        Incorporated by reference in Exhibit 10(q) in
                                                                      the Company's Annual Report on Form 10-K for
                                                                      the year ended December 31, 1996

                (p)  Separation Agreement between the Company and     Filed herewith as Exhibit 10(p) at sequential
                R. Thomas Green, Jr., dated as of December 17, 1997*  page I-42

                (q)  Letter Agreement between Company and R. Thomas   Filed herewith as Exhibit 10(q) at sequential
                Green, Jr. regarding deferral of 1997 Annual          page I-46
                Incentive Award, dated December 17, 1997*

                (r)  Employment Agreement between Company and John    Filed herewith as Exhibit 10(r) at sequential
                N. Lauer, dated December 17, 1997*                    page I-47


                (s)  Supplemental Letter between Company and John     Filed herewith as Exhibit 10(s) at sequential
                N. Lauer, dated December 17, 1997*                    page I-58

                (t)  Oglebay Norton Company Performance Option        Filed herewith as Exhibit 10(t) at sequential
                Agreement between the Company and John N. Lauer,      page I-59
                dated as of December 17, 1997*

                (u)  Oglebay Norton Company Special Supplemental      Filed herewith as Exhibit 10(u) at sequential
                Retirement Plan, dated as of December 17, 1997*       page I-63

                (v)   Oglebay Norton Company Director Fee Deferral    Filed herewith as Exhibit 10(v) at sequential
                Plan, dated as of February 1, 1998*                   page I-66

                (w)    Oglebay Norton Company Pour-Over Trust,
                dated as of December 17, 1997*                        Filed herewith as Exhibit 10(w) at sequential
                                                                      page I-70

      21        Subsidiaries of Company                               Filed herewith as Exhibit 21 at sequential
                                                                      page I-84

      23        Consent of Independent Auditors                       Filed herewith as Exhibit 23 at sequential
                                                                      page I-85

      27        (a) Financial Data Schedule for the year              Filed herewith as Exhibit 27(1) at
                ended December 31, 1997                               sequential page 1-86

                (b) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(2) at
                ended March 31, 1997 (Restated)                       sequential page 1-87

                (c) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(3) at
                ended June 30, 1997 (Restated)                        sequential page I-88

                (d) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(4) at
                ended September 30, 1997 (Restated)                   sequential page 1-89

                (e) Financial Data Schedule for the year              Filed herewith as Exhibit 27(5) at
                ended December 31, 1996 (Restated)                    sequential page 1-90

                (f) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(6) at
                ended March 31, 1996 (Restated)                       sequential page 1-91

                (g) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(7) at
                ended June 30, 1996 (Restated)                        sequential page 1-92

                (h) Financial Data Schedule for the quarter           Filed herewith as Exhibit 27(8) at
                ended September 30, 1996 (Restated)                   sequential page 1-93

                (i) Financial Data Schedule for the year              Filed herewith as Exhibit 27(9) at
                ended December 31, 1995 (Restated)                    sequential page 1-94


* Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Company may be participants.