Form 10-K405/A
period 1997-12-31
OGLEBAY NORTON CO
filed 1998-04-30
CIK 73918

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -------------


                                   FORM 10-K/A

        AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

Shares of Common Stock with associated Rights to Purchase Preferred Stock outstanding at March 10, 1998: 4,766,258

================================================================================

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Certain information concerning executive officers of the Company required by Item 10 is contained in Part I of this report under the heading "Executive Officers of the Company."


NOMINEES FOR TERMS EXPIRING IN 2001

                                                                                                   DIRECTOR
          NAME            AGE   PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS   SINCE
          ----            ---   -----------------------------------------------------------------  --------
Malvin E. Bank..........  67    Partner, Thompson Hine & Flory LLP, Cleveland, Ohio, attorneys,      1977
                                for more than five years. Mr. Bank also serves on the Board of
                                Directors of Metropolitan Financial Corp.
William G. Bares........  56    Chairman, President and Chief Executive Officer, since April         1982
                                1996, President and Chief Executive Officer, from January 1996 to
                                April 1996, President and Chief Operating Officer, from 1987 to
                                1995, of The Lubrizol Corporation, Cleveland, Ohio, supplier of chemical additives for use in lubricants and fuels. Mr. Bares serves on the Boards of Directors of The Lubrizol Corporation,
                                Applied Industrial Technologies, Inc. and KeyCorp.
John D. Weil............  57    President of Clayton Management Co., St. Louis, Missouri, invest-    1992
                                ments, for more than five years. Mr. Weil also serves on the
                                Boards of Directors of CleveTrust Realty Investors, Cliffs
                                Drilling Company, PICO Holdings Inc., Todd Shipyards Corporation,
                                Southern Investors Service Co. Inc., Allied Healthcare Products,
                                Inc. and Baldwin & Lyons, Inc.

PRESENT DIRECTORS WHOSE TERMS EXPIRE IN 2000
Brent D. Baird..........  59    Private investor; formerly a Limited Partner of Trubee, Collins &    1990
                                Co., Buffalo, New York and a member of the New York Stock
                                Exchange, Inc. for more than five years. Mr. Baird serves on the
                                Boards of Directors of First Carolina Investors, Inc., First
                                Empire State Corporation, Todd Shipyards Corporation, Exolon-Esk,
                                Inc. and Merchants Group, Inc.
James T. Bartlett.......  61    Managing Director, Primus Venture Partners, Cleveland, Ohio, the     1996
                                fund manager for Primus Capital Fund and Primus Capital Funds II,
                                III and IV, venture capital limited partnerships, for more than five years. Mr. Bartlett serves on the Boards of Directors of
                                Keithley Instruments, Inc. and Lamson & Sessions.
Albert C. Bersticker....  63    Chairman and Chief Executive Officer, since January 1, 1996,         1992
                                President and Chief Executive Officer, from May 1991 to Decem-
                                ber 1995, of Ferro Corporation, producer of specialty coatings, plastics, chemicals and ceramics. Mr. Bersticker also serves on the Boards of Directors of Brush Wellman Corporation, Ferro
                                Corporation and KeyCorp.
William G. Pryor........  58    President, since April 1993, of Van Dorn Demag Corporation,          1997
                                manufacturer of plastic injection molding equipment, President and Chief Executive Officer, Van Dorn Corporation (predecessor to
                                Van Dorn Demag Corporation), January 1, 1992 to April 20, 1993.

PRESENT DIRECTORS WHOSE TERMS EXPIRE IN 1999
R. Thomas Green, Jr.....  60    Chairman of the Board of Directors, since April 1, 1992, and         1992
                                President and Chief Executive Officer, from April 1, 1992 to
                                December 31, 1997, of Oglebay Norton.

                                                                                                   DIRECTOR
          NAME            AGE   PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE AND OTHER DIRECTORSHIPS   SINCE
          ----            ---   -----------------------------------------------------------------  --------
Ralph D. Ketchum........  71    President and Chief Executive Officer of RDK Capital, Inc.,          1992
                                general partner of RDK Capital Limited Partnership, investments, and Chief Executive Officer of Heintz Corporation, manufacturer of jet engine components, for more than five years. An August
                                1993 petition was filed by Heintz Corporation, a subsidiary of
                                RDK Capital Limited Partnership, for reorganization under the federal bankruptcy laws. Prior to his election to Oglebay
                                Norton's Board of Directors, Mr. Ketchum was a long-term officer and employee of General Electric, rising to the position of
                                Senior Vice President and Group Executive of the Lighting Group
                                at the time of his retirement in 1987. Mr. Ketchum serves on the
                                Board of Directors of Thomas Industries, Inc., Pacific Scientific
                                Company, Lithium Technologies, Inc. and Metropolitan Financial
                                Corp.
John N. Lauer...........  59    President, Chief Executive Officer and Director of Oglebay           1998
                                Norton, since January 1, 1998, retired private investor, 1994 to
                                December 1997, President and Chief Operating Officer, The BF
                                Goodrich Company, Chemical and Aerospace Company, 1990 to 1994.
                                Mr. Lauer also serves on the Boards of Diebold, Incorporated,
                                Menasha Corporation and BorsodChem, Rt.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Based on the records and information of Oglebay Norton, Oglebay Norton believes that all Securities and Exchange Commission filing requirements applicable to directors and executive officers under Section 16(a) of the Securities Exchange Act of 1934, as amended, for 1997 were met.

Item 11. Executive Compensation.

                       COMPENSATION OF EXECUTIVE OFFICERS

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     Oglebay Norton's Board of Directors has delegated to its Compensation and Organization Committee (the "C & O Committee"), none of whose members is a former or current officer or employee of Oglebay Norton or any of its subsidiaries, general responsibility for executive compensation matters. Oglebay Norton has further delegated to the Compensation Subcommittee, which is comprised of all of the members of the C & O Committee other than Mr. Bersticker, responsibility for executive compensation actions to be taken by a committee of "outside directors" as defined in the Treasury Regulations promulgated under Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), and "non-employee directors" as defined in Rule 16b-3 promulgated under the Securities Exchange Act of 1934, as amended.

     On December 17, 1997, Oglebay Norton entered into an Employment Agreement with Mr. John N. Lauer, the terms of which had been negotiated on behalf of Oglebay Norton by the C & O Committee, pursuant to which Mr. Lauer became President and Chief Executive Officer of Oglebay Norton, succeeding Mr. Green in these posts, effective January 1, 1998. Under the Employment Agreement, Mr. Lauer will not be paid a salary during his tenure with Oglebay Norton. Rather, as more fully described in this Proxy Statement-Prospectus under the heading "OFFICER AGREEMENTS--Employment Agreement with Mr. John N. Lauer," the primary elements of his compensation under the Employment Agreement are a grant of restricted shares a grant of an option to purchase additional shares and an annual bonus of up to $200,000 per year. The C & O Committee concluded that the largely stock-based compensation package contained in the Employment Agreement is in the best interests of Oglebay Norton and its stockholders. The remainder of this report deals with compensation of executives other than Mr. Lauer, including, specifically, compensation of Mr. Green, who held the post of Chairman, President and Chief Executive Officer throughout 1997.

     The C & O Committee seeks to compensate executive officers based on their contributions to Oglebay Norton's success, and specifically to reward officers who make significant contributions to Oglebay Norton's short-term and long-term profitability. In 1997, executive officers' annual compensation packages were comprised of an annual salary, an annual bonus and equity-based compensation.

     Annual Salary. Executive officers' annual salaries for 1997 were set by the C & O Committee after consideration of each executive officer's contribution to Oglebay Norton's performance in 1996, Oglebay Norton's financial performance and prospects, and the level of competitive salaries paid to executives in comparable positions with companies whose sales and revenues were similar to those of Oglebay Norton.

     Bonuses. Executive officers were eligible to receive cash bonuses with respect to 1997 under Oglebay Norton's Annual Incentive Plan (the "Incentive Plan") pursuant to which the C & O Committee established corporate, business unit, and individual performance goals for the year. The corporate and business unit performance measures for 1997 under the Incentive Plan were corporate income from operations and business unit operating profit, respectively. The amount of the incentive award under the Incentive Plan, if any, to each participant is based on the participant's target award level, the weightings assigned to each company, business unit and individual performance goal applicable to the participant and achievement of those goals.

     Target awards are determined with reference to the participant's base salary and range from 15% to 50% of base salary. Nominal awards may range from 0% to 150% of target awards, depending on the extent to which corporate, business unit, and individual performance goals are met or exceeded. In addition, the C & O Committee has the discretion to increase or decrease the amount of any particular nominal award by a maximum of 25%. If threshold performance goals are not achieved, no award may be made under the Incentive Plan. Based on the extent to which the relevant goals were met during 1997, actual awards for the year under the Incentive Plan ranged from 17% to 73% of base salary.

     Equity-Based Compensation. Oglebay Norton's Long-Term Incentive Plan authorizes the Compensation Subcommittee to grant equity-based incentive compensation (including stock options, stock appreciation rights, restricted stock, performance units and share units) to executive officers and other key employees for performance occurring over a period longer than one fiscal year. The Compensation Subcommittee believes that Oglebay Norton is better able to attract, retain and motivate its executives to achieve superior financial performance if a portion of executive compensation is equity-based, thereby promoting the ownership and holding of shares of Common Stock of Oglebay Norton by its officers.

     On October 29, 1997, the Compensation Subcommittee granted nonqualified stock options to 21 executives and key employees covering an aggregate of 48,700 shares of Common Stock of Oglebay Norton, each at an exercise price of $30 5/8 (the fair market value of the shares on the grant date). In addition, the Compensation Subcommittee made grants under the Long-Term Incentive Plan in connection with executives' decisions to defer a portion of their bonuses received under the Incentive Plan. Amounts so deferred are invested in "share units" based on the fair market value of the shares of Common Stock of Oglebay Norton on the date the bonus otherwise would be due. In addition, each executive deferring a portion of a bonus for 1997 received a matching grant of additional share units equal to 50% of the share units allocable to the bonus deferred, with the executive's rights in the matching grant share units vesting over five years. Deferred and matching amounts are paid in shares of Common Stock of Oglebay Norton and are generally payable only upon termination of employment, death or retirement. Executives receiving bonuses under the Incentive Plan for 1997 elected to defer from 20% to 100% of those bonuses.

     Chief Executive Officer. During 1997, pursuant to the recommendation of the C & O Committee, as approved by the Board of Directors, Mr. Green was paid a base salary of $310,000, effective March 1, 1997, for his services as Oglebay Norton's Chairman, President and Chief Executive Officer. In recommending Mr. Green's 1997 base salary, the C & O Committee considered Mr. Green's performance through the end of 1996 in executing Oglebay Norton's Corporate Strategic Plan, Oglebay Norton's financial performance and Mr. Green's salary level relative to the salary levels of other chief executive officers in companies that compete in similar markets and businesses.

     Mr. Green received a bonus for 1997 under the Incentive Plan which, taking into account all factors (including the C & O Committee's discretion to vary any award otherwise payable by up to an additional 25%), could have ranged from 0% to 94% of his 1997 base salary. Based upon the extent to which Oglebay Norton and Mr. Green attained corporate and performance goals during 1997, Mr. Green was awarded a bonus of $225,000.

     In connection with the general grant of nonqualified options to executives and other key employees on October 29, 1997, the Compensation Subcommittee granted Mr. Green a nonqualified option under the Long-Term Incentive Plan to acquire 20,000 shares of Common Stock of Oglebay Norton at an exercise price of $30 5/8. To afford Mr. Green an opportunity to defer a portion of his 1997 bonus and receive a matching grant from Oglebay Norton comparable to the matching grant received by other executives who elected to defer portions of their bonuses and receive a matching grant under the Long-Term Incentive Plan, the C & O Committee granted to Mr. Green a 50% match of the $180,000 of his 1997 bonus that he elected to defer. Under this special arrangement, the amount deferred and the match amount will be credited, until withdrawn, with earnings each year at the annual rate earned by a specified fund maintained under Oglebay Norton's Incentive Savings Plan. The match amount ($90,000) is subject to the same vesting and distribution provisions as are applicable to matching share units granted to other executives under the Long-Term Incentive Plan, except that settlement of both the deferred and match amount will be in cash.

     Compliance with Section 162(m) of the Internal Revenue Code. Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly held corporation for compensation over $1 million paid in any year to any individual who is either the corporation's Chief Executive Officer or one of the four other most highly compensated executive officers of the corporation. Qualifying "performance-based compensation" will not be subject to the deduction limit if certain requirements are met. At present, the Performance Option granted to Mr. Lauer by the Compensation Subcommittee is the only compensation element that provides a sufficiently large dollar amount of compensation to bring the Section 162(m) limit into play. However, subject to stockholder approval of the Performance Option, the Compensation Subcommittee believes that compensation under the Performance Option will qualify as performance-based compensation and that Oglebay Norton's deduction with respect to that compensation will not be limited by Section 162(m).

                                          COMPENSATION AND
                                          ORGANIZATION COMMITTEE
                                               John D. Weil, Chairman
                                               James T. Bartlett
                                               Albert C. Bersticker
                                               Ralph D. Ketchum
February 20, 1998

SUMMARY COMPENSATION TABLE

     The following table sets forth individual compensation information for Oglebay Norton's Chief Executive Officer and the four other most highly compensated executive officers whose total annual salary and bonus for the fiscal year ended December 31, 1997, exceeded $100,000.

                                                    ANNUAL COMPENSATION
                                            ------------------------------------
                                                                    OTHER ANNUAL    ALL OTHER ANNUAL
             NAME AND                                     BONUS     COMPENSATION      COMPENSATION
        PRINCIPAL POSITION          YEAR    SALARY($)    ($)(1)        ($)(2)            ($)(3)
        ------------------          ----    ---------    -------    ------------    ----------------
R. Thomas Green, Jr.*               1997    $305,833     $45,000      $16,803           $55,441
  Chairman of the Board             1996     283,600      30,000       19,026            45,250
                                    1995     276,600      68,000       16,638            42,305

Stuart H. Theis                     1997     153,167      80,000       16,760            44,195
  Vice President--                  1996     142,767      24,300          -0-            12,430
  Marine Transportation             1995     136,600      44,100          -0-            12,441

Richard J. Kessler                  1997     154,333      16,000        8,879            33,979
  Vice President--                  1996     150,333      13,500        8,879            24,785
  Finance and Planning              1995     147,000      18,600        8,879            25,088

Mark P. Juszli                      1997     137,667      20,000        5,621            24,853
  Vice President--                  1996     125,333      23,200          -0-            10,913
  Industrial Sands                  1995     117,300      17,500          -0-             6,682

Paul V. Gorman, Jr.                 1997     105,833      44,000          -0-            15,278
  Assistant Vice President--        1996      97,500      15,763          -0-             8,079
  Human Resources                   1995      94,000      18,457          -0-             7,259

---------------

* Mr. Green stepped down from the positions of President and Chief Executive Officer on December 31, 1997.

(1) Amounts shown for bonuses are the portion of the total bonuses of Messrs. Green, Theis, Kessler and Juszli received in cash under Oglebay Norton's Annual Incentive Plan. Total amounts of bonuses earned under the Annual Incentive Plan and portions of that bonus elected to be deferred by the following executives under the Oglebay Norton Company Long-Term Incentive Plan ("LTIP") (or, in the case of Mr. Green's 1997 bonus, pursuant to the special arrangement described above under the heading "COMPENSATION OF EXECUTIVE OFFICERS -- Report of the Compensation Committee on Executive Compensation") were, respectively, as follows: Green (1997 -- $225,000 and $180,000; 1996 -- $150,000 and $120,000; 1995 -- $170,000 and $102,000);
    Theis (1997 -- $100,000 and $20,000; 1996 -- $27,000 and $2,700; 1995 --
    $49,000 and $4,900); Kessler (1997 -- $80,000 and $64,000; 1996 -- $45,000
    and $31,500; 1995 -- $62,000 and $43,400); and, Juszli (1997 -- $85,000 and
    $65,000; 1996 -- $58,000 and $34,800; 1995 -- $50,000 and $32,500). Deferred
    portions of bonuses of Messrs. Green, Theis, Kessler and Juszli, which were automatically converted upon deferral into share units based on the fair market value of shares of Common Stock of Oglebay Norton, are shown in the Long-Term Incentive Plan Table, below. Mr. Gorman was not eligible to participate in the Annual Incentive Plan bonus deferral portion of the LTIP during the years presented. The Annual Incentive Plan bonus deferral feature of the LTIP has been discontinued effective for bonus payments earned in 1998.

(2) Represents "gross-up" for taxes in respect of payments by Oglebay Norton to the named executives for life insurance premiums.

(3) Includes contributions by Oglebay Norton for the named executives under Oglebay Norton's Incentive Savings Plan (the "Savings Plan") and Oglebay Norton's Employee Stock Ownership Plan (the "ESOP"), respectively
    (Green -- $3,200 and $19,897; Theis -- $3,063 and $19,047; Kessler -- $3,087
    and $19,192; Juszli -- $2,753 and $17,120; and, Gorman -- $2,117 and
    $13,161); payments by Oglebay Norton to the named executive for life insurance premiums (Green -- $19,200, Theis -- $22,085; Kessler -- $11,700; and,

    Juszli $4,980); and contributions under the Supplemental Savings and Stock Ownership Plan of $13,144 for Mr. Green.

STOCK OPTION GRANTS IN 1997

     Options granted to the named executive officers will expire on the tenth anniversary of the grant dates. Option exercise prices were in all cases equal to the fair market value of a share of Common Stock of Oglebay Norton on the date the option was granted. The options have no value unless Oglebay Norton's stock price appreciates and the recipient satisfies the applicable vesting requirements.

     The following table shows the stock options granted to the named executive officers during 1997, and the potential realizable value of those grants (on a pre-tax basis) determined in accordance with Securities and Exchange Commission rules. The information in this table shows how much the named executive officers may eventually realize in future dollars under two hypothetical situations: if the stock gains 5% or 10% in value per year, compounded over the ten-year life of the options. These are assumed rates of appreciation and are not intended to forecast future appreciation of the shares of Common Stock of Oglebay Norton. Also included in this table is the increase in value to all common stockholders of Oglebay Norton using the same assumed rates of appreciation.

     For perspective, in ten years, one share of Common Stock of Oglebay Norton valued at $30.625 on October 29, 1997 (the grant date) would be worth $49.88, assuming the hypothetical 5% compounded growth rate, or $79.43, assuming the hypothetical 10% compounded growth rate.

OPTION GRANTS IN LAST FISCAL YEAR

                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                       ASSUMED ANNUAL RATES OF STOCK PRICE
                                    INDIVIDUAL GRANTS                    APPRECIATION FOR OPTION TERM(3)
                       -------------------------------------------   ---------------------------------------
                         NUMBER OF      % OF TOTAL
                          SHARES         OPTIONS
                        UNDERLYING      GRANTED TO
                          OPTIONS       EMPLOYEES       EXERCISE     EXPIRATION
        NAME           GRANTED(#)(1)    IN 1997(2)    PRICE($/SH.)      DATE       5% ($)           10% ($)
        ----           -------------   ------------   ------------   ----------   --------          --------
R. T. Green, Jr......     20,000           40.1%        $30.625       10/29/07    $385,100          $976,100
S. H. Theis..........      3,700            7.4%         30.625       10/29/07      71,244           180,579
R. J. Kessler........      3,700            7.4%         30.625       10/29/07      71,244           180,579
M. P. Juszli.........      3,700            7.4%         30.625       10/29/07      71,244           180,579
P.V. Gorman, Jr......      1,700            3.4%         30.625       10/29/07      32,734            82,960
INCREASE IN VALUE TO ALL COMMON STOCKHOLDERS(4)................................      $92.1MILLION     $233.5MILLION

---------------

(1) The options vest 25% each year commencing October 29, 1998. The options also vest if the employee retires and is otherwise entitled to a normal, early or shutdown pension under the Oglebay Norton Company Pension Plan for Salaried Employees. In that event, the retired employee may exercise the options within two years from the date of retirement, but not beyond the October 29, 2007 option expiration date.

(2) Percentage based on the total number of options granted to employees under the Oglebay Norton Company Long-Term Incentive Plan. This percentage calculation excludes the 380,174 options granted to Mr. Lauer, on December 17, 1997 under the Performance Option Agreement (see "OFFICER AGREEMENTS -- Employment Agreement with Mr. John N. Lauer"). If Mr. Lauer's options were included, then each of the officers in the table would have received less than 1% of the total options granted to employees. Mr. Lauer became the President and Chief Executive Officer of Oglebay Norton on January 1, 1998.

(3) Calculated over a ten-year period representing the life of the options.

(4) Calculated using a price of $30.625 per share of Common Stock of Oglebay Norton, the closing price on the date the options were granted, and the total weighted average number of shares of Common Stock of Oglebay Norton outstanding for 1997 (4,784,892 shares).

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

                                                      NUMBER OF             PERFORMANCE OR
                                                   SHARES, UNITS OR       OTHER PERIOD UNTIL
                      NAME                        OTHER RIGHTS(#)(1)    MATURATION OR PAYOUT(2)
                      ----                        ------------------    -----------------------
R. Thomas Green, Jr.............................       7,448.28                 5 years
Stuart H. Theis.................................         827.58                 5 years
Richard J. Kessler..............................       2,648.28                 5 years
Mark P. Juszli..................................       2,689.65                 5 years

---------------

(1) Reflects the total of: (a) the portion of the named executive's total 1997 bonus deferred under the Oglebay Norton Company Long-Term Incentive Plan (the "LTIP") (or, in the case of Mr. Green's 1997 bonus, pursuant to the special arrangement described above under the heading "COMPENSATION OF EXECUTIVE OFFICERS -- Report of the Compensation Committee on Executive Compensation"); and (b) the 50% company match of the deferred amounts under that plan, respectively, as converted into share units based upon the fair market value of the shares of Common Stock of Oglebay Norton, as follows:
    Green -- 4,965.52 and 2,482.76; Theis -- 551.72 and 275.86;
    Kessler -- 1,765.52 and 882.76; and, Juszli -- 1,793.10 and 896.55. Mr.
    Gorman was not eligible to participate in the bonus deferral portion of the LTIP during 1997. Bonus and matching contribution amounts were automatically converted into share units at the rate of $36.25 per share, the closing price of Oglebay Norton's Common Stock on the date the 1997 bonuses were paid and deferred as previously elected by such officers.

(2) Share units reflecting the portion of the total bonus elected to be deferred by the named executive, and dividends paid on those share units, are fully vested upon allocation to the named executive's LTIP account. Share units reflecting the matching contribution, and dividends paid on those share units, generally do not vest for five years, assuming the executive's continuous service with Oglebay Norton for the five-year period. However, distributions of vested amounts will generally be made only upon a participant's retirement, death or other termination of employment. All distributions under the LTIP will be made in shares of Common Stock of Oglebay Norton.

                                RETIREMENT PLANS

SALARIED EMPLOYEES PENSION PLAN
EXCESS AND TRA SUPPLEMENTAL BENEFIT RETIREMENT PLAN

     The following table sets forth the annual pension payable under the Oglebay Norton Company Pension Plan for Salaried Employees (the "Salaried Plan") and the Oglebay Norton Company Excess and TRA Supplemental Benefit Retirement Plan (the "Excess Benefit Retirement Plan") at normal retirement age:

                               ESTIMATED ANNUAL BENEFIT
                       (ASSUMING RETIREMENT ON JANUARY 1, 1998)
                 ----------------------------------------------------
    FINAL                          YEARS OF SERVICE
ANNUAL AVERAGE   ----------------------------------------------------
 COMPENSATION    15 YEARS   20 YEARS   25 YEARS   30 YEARS   35 YEARS
--------------   --------   --------   --------   --------   --------
   $ 75,000      $ 16,875   $ 22,500   $ 28,125   $ 33,750   $ 39,375
    100,000        22,500     30,000     37,500     45,000     52,500
    150,000        33,750     45,000     56,250     67,500     78,750
    200,000        45,000     60,000     75,000     90,000    105,000
    250,000        56,250     75,000     93,750    112,500    131,250
    300,000        67,500     90,000    112,500    135,000    157,500
    350,000        78,750    105,000    131,250    157,500    183,750
    400,000        90,000    120,000    150,000    180,000    210,000
    450,000       101,250    135,000    168,750    202,500    236,250
    500,000       112,500    150,000    187,500    225,000    262,500
    550,000       123,750    165,000    206,250    247,500    288,750
    600,000       135,000    180,000    225,000    270,000    315,000
    650,000       146,250    195,000    243,750    292,500    341,250

     Benefits under the Salaried Plan and the Excess Benefit Retirement Plan are based on average annual compensation for the highest five years during the last 10 years of employment prior to retirement ("Average Compensation"). Covered compensation is equal to total base pay and incentive compensation (including amounts deferred under the Long-Term Incentive Plan), which is substantially the same as shown in the salary and bonus columns of the Summary Compensation Table set forth above, (including total bonus referred to in footnote 1 to that table). The annual benefit is calculated by multiplying the participant's Average Compensation by a factor of 1 1/2% and the participant's years of covered service (but not below a minimum benefit unrelated to compensation). Benefits, which are paid in a straight life annuity form, are not subject to reduction for Social Security or other offset. Certain surviving spouse benefits are also available under the plans, as well as early retirement and facility shutdown benefits. The Pension Plan Benefits table is prepared without regard to benefit limitations imposed by the Internal Revenue Code. The years of benefit service credited for executive officers named in the Summary Compensation Table are: Mr. Green -- 32.6 years; Mr. Theis -- 5.0 years; Mr. Kessler -- 28.2 years; Mr. Juszli -- 3.7 years; and Mr. Gorman -- 10.4 years.

     The Internal Revenue Code limits the benefits provided under the Salaried Plan. The Excess Benefit Retirement Plan provides for the payment, out of Oglebay Norton's general funds, of the amount that a participant would have received under the Salaried Plan but for the Internal Revenue Code limits. The above table, which does not reflect those limits, shows the total annual pension benefits payable under both the Salaried Plan and the Excess Benefit Retirement Plan. The Excess Benefit Retirement Plan also provides supplemental benefits under provisions in effect under the Salaried Plan prior to 1989 if the current provisions would result in a lesser benefit. Since the pre-1989 benefit formula has been grandfathered, Mr. Green will be the only participant receiving such a supplemental benefit from the Excess Benefit Retirement Plan. That lifetime benefit is estimated at $10,229 annually, commencing at normal retirement age.

SUPPLEMENTAL SAVINGS AND STOCK OWNERSHIP PLAN

     As with the Salaried Plan, the Internal Revenue Code limits the amount that Oglebay Norton can contribute for an employee under its Savings Plan and Employee Stock Ownership Plan ("ESOP"). The Supplemental Savings and Stock Ownership Plan (the "Supplemental Plan"), provides for the payment, out of Oglebay Norton's general funds, of the amount by which certain participants' benefits under the Savings Plan and ESOP would exceed the limitations applicable to those plans. The terms of the Supplemental Plan provide a benefit equal to that which the participants would have received under the Savings Plan and ESOP but for the Internal Revenue Code limitations. Benefits under the Supplemental Plan are payable in cash only at such time and in such manner as the Compensation and Organization Committee of the Board of Directors may select from those available under the Savings Plan and ESOP. The terms of the Supplemental Plan also prohibit a participant from competing with Oglebay Norton for 10 years or wrongfully disclosing a trade secret. Based upon current compensation levels and the period of time during which Mr. Green (six years) and Mr. Kessler (less than one year) have accrued benefits under the Supplemental Plan (other than benefits relating solely to dividends on Oglebay Norton Common Stock), the only named executive officers eligible for supplemental benefits are Messrs. Green and Kessler, who would be entitled to benefits of $139,507 and $51, respectively.

                               OFFICER AGREEMENTS

SEPARATION AGREEMENT WITH MR. R. THOMAS GREEN, JR.

     On December 17, 1997, Oglebay Norton entered into an agreement with Mr. Green pursuant to which he was retained to provide services to Oglebay Norton through June 30, 1999. The agreement provides for Mr. Green's stepping down as President and Chief Executive Officer of Oglebay Norton effective as of December 31, 1997, his service as Chairman of the Board of Oglebay Norton through the 1998 Annual Meeting of Stockholders and his continued service thereafter as a director through completion of his current term in April 1999. Mr. Green will also serve as a director of the Holding Company until April 1999. Whether Mr. Green is nominated as a candidate for election as a director after April 1999 will be determined by him and the Board of Directors of the Holding Company at that time. While Mr. Green provides services to Oglebay Norton, Oglebay Norton is to pay compensation to him at the rate of not less than $465,000 per year and to provide to him all other benefits that are provided to full-time salaried employees of Oglebay Norton. In addition, Oglebay Norton is to (i) pay such premiums as may be required to have fully paid at age 65 a $720,000 face amount life insurance policy on Mr. Green's life owned by him, (ii) provide Mr. Green with up to $5,000 of retirement planning consultation (plus a "gross-up" amount sufficient to enable Mr. Green to pay all taxes on the value of the consultation and on the gross-up amount), (iii) provide Mr. Green with a furnished office and related support and secretarial services through June 30, 2004, and (iv) continue to pay Mr. Green's club membership dues and assessments for as long as Mr. Green desires to maintain his membership.

EMPLOYMENT AGREEMENT WITH MR. JOHN N. LAUER

     On December 17, 1997, Oglebay Norton entered into an employment agreement (the "Employment Agreement") with Mr. Lauer pursuant to which he (i) became employed by Oglebay Norton immediately upon execution of the Employment Agreement, and (ii) became President and Chief Executive Officer of Oglebay Norton effective January 1, 1998. The Employment Agreement contemplates Mr. Lauer's election as Chairman of the Board of Directors at the time of the 1998 Annual Meeting of Stockholders and his continued employment as Chairman, President and Chief Executive Officer of Oglebay Norton thereafter through January 2, 2003. The Employment Agreement was negotiated with Mr. Lauer on behalf of Oglebay Norton by the Compensation and Organization Committee of the Board of Directors and was approved by the full Board of Directors at its regularly scheduled meeting held on December 17, 1997.

     The compensation arrangements embodied in the Employment Agreement are intended to tie Mr. Lauer's compensation for services directly to the performance of Oglebay Norton -- and particularly the price of shares of Common Stock of Oglebay Norton -- over the term of Mr. Lauer's employment. Mr. Lauer will not be paid a salary during his tenure with Oglebay Norton. Rather, the primary elements of his compensation under the

Employment Agreement are (i) a grant of restricted shares of Common Stock of Oglebay Norton, (ii) a grant of an option to purchase additional shares of Common Stock of Oglebay Norton, and (iii) an annual bonus of up to $200,000 per year depending upon the performance of Oglebay Norton during the year. The Board of Directors determined that these compensation arrangements are appropriate in that the ultimate value of the compensation package provided to Mr. Lauer will depend in large part upon the ultimate value achieved by Oglebay Norton under Mr. Lauer's management. The Board of Directors believes that the direct, largely stock-based relationship between performance and reward is in the best interests of Oglebay Norton and its stockholders. Each of the primary elements of Mr. Lauer's compensation arrangements is described in more detail below.

     Restricted Stock. On January 19, 1998, Oglebay Norton granted to Mr. Lauer 25,744 shares of Common Stock of Oglebay Norton subject to restrictions set forth in the Employment Agreement (the "Restricted Shares"). The making of this grant was contingent upon Mr. Lauer's personal investment of at least $1,000,000 in shares of Common Stock of Oglebay Norton. As provided in the Employment Agreement, the number of Restricted Shares granted is equal to the number of shares acquired by Mr. Lauer for his $1,000,000 investment. Of the 25,744 Restricted Shares granted, 20% (5,148 shares) were fully vested and nonforfeitable as of the grant date. Assuming Mr. Lauer continues in the employ of Oglebay Norton, another 20% of the total number of Restricted Shares will vest and become nonforfeitable on January 1 of each of 1999, 2000, 2001, and 2003 (i.e., on each of the first, second, third, and fifth anniversaries of January 1, 1998). However, if Mr. Lauer reduces his personal investment by disposing of any of the shares he acquired for his $1,000,000 investment at any time before January 1, 2003, any Restricted Shares that have not become fully vested and nonforfeitable will be forfeited at the time of the reduction in Mr. Lauer's personal investment. For these purposes, shares as to which (i) the beneficial interest is held by any of certain members of Mr. Lauer's family, and
(ii) the voting rights are controlled by Mr. Lauer, will be treated as held by Mr. Lauer.

     If, before the restrictions on all of the Restricted Shares have lapsed, Mr. Lauer's employment with Oglebay Norton is terminated by Oglebay Norton without "Cause," Mr. Lauer is "Constructively Terminated," or Mr. Lauer terminates his employment by notice to the Board of Directors within 90 days after the occurrence of a "Change of Control" (with each such term defined as provided in the Employment Agreement), Mr. Lauer's rights to all of the Restricted Shares will become fully vested and nonforfeitable. If Mr. Lauer's employment with Oglebay Norton is terminated by death or disability during 1998 or 1999, an aggregate of 12,872 Restricted Shares (50% of the entire grant) will be fully vested and nonforfeitable; if his employment is terminated by death or disability during 2000, an aggregate of 18,021 Restricted Shares (70% of the entire grant) will be fully vested and nonforfeitable; if his employment is terminated by death or disability during 2001, an aggregate of 21,882 Restricted Shares (85% of the entire grant) will be fully vested and nonforfeitable; and if his employment is terminated by death or disability after December 31, 2001, all 25,744 of the Restricted Shares will be fully vested and nonforfeitable (in each case including any Restricted Shares that had previously become fully vested and nonforfeitable). If Mr. Lauer's employment is terminated by Oglebay Norton for Cause or by Mr. Lauer other than as a result of a Constructive Termination, any Restricted Shares that were not already fully vested and nonforfeitable will be forfeited at the time of termination.

     Mr. Lauer elected under Section 83(b) of the Internal Revenue Code to recognize the entire value of the shares of Common Stock of Oglebay Norton subject to the grant as current income as of the date of the grant and without regard to the restrictions on those shares. Mr. Lauer has also made arrangements to satisfy the obligations to pay federal, state and local income tax in connection with the grant and the income recognized in connection with the grant.

     Performance Option. As provided by the Employment Agreement, the Compensation Subcommittee granted to Mr. Lauer, on December 17, 1997, subject to the approval of the stockholders of Oglebay Norton, an option to acquire up to 380,174 shares at an exercise price of $38.00 per Share. The total of 380,174 shares subject to the Performance Option equals 8% of the entire number of shares outstanding both on the grant date and on January 1, 1998. The $38.00 per share exercise price is $6.00 above the per share closing price as reported on the NASDAQ National Market on December 16, 1997 (the last closing price available at the time the Employment Agreement was executed). The Performance Option will not be exercisable by Mr. Lauer unless and until the approval of Oglebay Norton's stockholders is obtained.

     In the normal course, the Performance Option will first become exercisable on January 1, 2001, after Mr. Lauer has been employed by Oglebay Norton for three full years. If Mr. Lauer remains in the employ of Oglebay Norton throughout the term contemplated by the Employment Agreement (i.e., through January 2, 2003), the Performance Option, to the extent not previously exercised by him, will remain exercisable through June 30, 2005. Any part of the Performance Option not earlier exercised or terminated will terminate at the close of business on June 30, 2005.

     The exercise price under the Performance Option may be paid by Mr. Lauer in cash or in such other form of consideration as the Compensation Subcommittee may determine to accept including (i) delivery of instructions to a broker to deliver to Oglebay Norton sale or loan proceeds to pay the exercise price, (ii) delivery of shares, (iii) surrender of a portion of the Performance Option itself, or (iv) any combination of these various methods. The Compensation Subcommittee may permit or require Mr. Lauer to satisfy, by such means as the Compensation Subcommittee may determine, any withholding tax obligation arising from any exercise of the Performance Option.

     If, before January 2, 2003, Mr. Lauer's employment with Oglebay Norton is terminated by Oglebay Norton without Cause, Mr. Lauer is Constructively Terminated, or Mr. Lauer terminates his employment by notice to the Board of Directors within 90 days after the occurrence of a Change of Control, the Performance Option, to the extent not previously exercised, will become immediately exercisable and will remain exercisable thereafter through January 2, 2004, at which time it will be terminated.

     If Mr. Lauer dies or his employment is terminated by Oglebay Norton on account of his disability before January 1, 2001, the Performance Option will be terminated as of the date of his death or termination due to disability without ever having become exercisable. If Mr. Lauer dies or his employment is terminated by Oglebay Norton on account of his disability after December 31, 2000 and before January 2, 2003, the Performance Option will remain exercisable through the first anniversary of the date of his death or termination due to disability and will be terminated as of the close of business on that first anniversary.

     If, before January 2, 2003, Mr. Lauer's employment is terminated by Oglebay Norton for Cause or by Mr. Lauer voluntarily (and not in response to a Constructive Termination), the Performance Option will be terminated on the date of termination of employment.

     Under currently applicable provisions of the Internal Revenue Code, the grant of the Performance Option had no immediate tax consequences to Oglebay Norton or to Mr. Lauer. Mr. Lauer will recognize compensation income at the time of exercise of the Performance Option in an amount equal to the difference between the exercise price and the fair market value on the exercise date of the acquired shares. Oglebay Norton will be entitled to a deduction in the same taxable year and in the same amount as Mr. Lauer recognizes compensation income as a result of the exercise of the Performance Option, provided Oglebay Norton satisfies applicable withholding requirements.

NEW PLAN BENEFITS -- PERFORMANCE OPTIONS

                                                              NUMBER OF SHARES
                                                                 UNDERLYING
                          NAME AND                                OPTIONS
                     PRINCIPAL POSITION                          GRANTED(#)
                     ------------------                       ----------------
R. Thomas Green, Jr.........................................           --
Chairman of the Board
Stuart H. Theis.............................................           --
Vice President -- Marine Transportation
Richard J. Kessler..........................................           --
Vice President -- Finance and Planning
Mark P. Juszli..............................................           --
Vice President -- Industrial Sands
Paul V. Gorman, Jr..........................................           --
Assistant Vice President -- Human Resources
Executive Officers as a Group(1)............................      380,174(2)
Non-Executive Officer Directors as a Group..................           --
Non-Executive Officer Employees as a Group..................           --

---------------

(1) John N. Lauer, who became Oglebay Norton's President and Chief Executive Officer on January 1, 1998, is the sole member of this group who has received a Performance Option grant.

(2) The expiration date, which is dependent on various factors, and the material conditions to the exercise of the Performance Option granted to Mr. Lauer are described in this section above.

     Annual Bonus. Under the Employment Agreement, Mr. Lauer is eligible to receive a cash bonus with respect to each calendar year during which he is employed by Oglebay Norton with the amount of the bonus ranging in value from $0 to $200,000, depending upon the extent to which Oglebay Norton and Mr. Lauer achieve such goals as may be specified in an incentive plan to be adopted by the Compensation Subcommittee by the end of February during each calendar year. Any cash bonus earned during a calendar year will be paid by March 15 of the immediately following year.

     Other Benefits. Oglebay Norton will provide to Mr. Lauer the same perquisites as it has customarily provided to its top executives. Oglebay Norton will also provide to Mr. Lauer a supplemental retirement benefit plan that will provide to him retirement benefits that, when added to any benefits payable to him under the Salaried Plan, will equal the benefits he would have been entitled to under the Salaried Plan if (i) in addition to any bonuses received by him, there had been included in his covered compensation, throughout the period of his employment with Oglebay Norton, salary earned by him at the rate of $350,000 per year, and (ii) there were no limits on the amount of covered compensation that could be taken into account in determining the benefit payable to him under the Salaried Plan. If Mr. Lauer remains in the employ of Oglebay Norton through January 2, 2003 and receives maximum (i.e., $200,000) annual bonuses, the aggregate retirement benefit under the Salaried Plan and the supplemental plan will be the equivalent of an annual lifetime benefit of $38,250 per annum.

     The Employment Agreement obligates Mr. Lauer to refrain from competing with Oglebay Norton while he is employed by Oglebay Norton and for a period of two years after his employment with Oglebay Norton is terminated.

OFFICER AGREEMENTS EFFECTIVE UPON "CHANGE IN CONTROL"

     Oglebay Norton has entered into separate agreements (collectively, the "Officer Agreements") with the executive officers listed in the Summary Compensation Table set forth above. The Officer Agreements are designed to retain these individuals and provide for continuity of management in the event of any actual or threatened "Change in Control" (as defined in the Officer Agreements) of Oglebay Norton. None of the Officer Agreements will become effective unless, and until, there is a Change in Control.

     There are two "triggers" which apply to the Officer Agreements. The first "trigger" requires that a "Change in Control" occur. Following a Change in Control, the officer is entitled to continued employment at a compensation rate equal to the greatest of that in effect (i) immediately before the Change in Control, (ii) two years before the Change in Control, or (iii) such greater rate determined by Oglebay Norton, plus continued participation in specified benefit plans as an executive officer ("Contract Compensation"). The second "trigger" is tripped if, following a Change in Control, the officer is terminated without "Cause", or the officer terminates his employment for "Good Reason" (as defined in the Officer Agreements). If the second "trigger" is tripped, then the officer is entitled to receive Contract Compensation in lieu of employment, but only for the longer of the time remaining in the original 30-month contract term (following the Change in Control), or six months. Following employment termination, the officer is obligated to endeavor to mitigate damages by seeking comparable employment elsewhere and, to the extent the officer is successful, Contract Compensation is reduced, dollar-for-dollar, for compensation and benefits received from the subsequent employer. In addition, for as long as Contract Compensation is received, the officer agrees neither to compete against Oglebay Norton nor to disclose any of its trade secrets. Finally, Contract Compensation under the Officer Agreements will be reduced if and to the extent necessary to prevent any portion from being treated as excess parachute payments under the Internal Revenue Code.

"POUR-OVER" AND IRREVOCABLE TRUSTS

     Oglebay Norton has made commitments under various plans and agreements for supplemental pension benefits, deferred and executive compensation arrangements, and obligations arising in the event of a change in control, which it has not been required to fund on a current basis (collectively, "Benefit Plans"). In order to provide assurances that those commitments will be honored, Oglebay Norton has established three trusts with independent trustees to fund those Benefit Plan obligations in the event of a Change in Control (as defined in the trust documents).

     Irrevocable Trust Agreement I ("Trust I") exists to provide additional assurances for benefits under a 1974 Supplemental Retirement Plan, all participants of which have retired from Oglebay Norton. Irrevocable Trust Agreement II ("Trust II") provides additional assurances for benefits and payments due under the Excess Benefit Retirement Plan, the Supplemental Plan, the Officer Agreements, the 1991 Executive Life Program and the 1996 Executive Life Plan, pursuant to which Oglebay Norton pays life insurance premiums on behalf of its executive officers.

     The Oglebay Norton Company Pour-Over Trust ("Pour-Over Trust") provides that in the event of a threatened Change in Control, Oglebay Norton shall deposit in the Pour-Over Trust, on an irrevocable basis, 125% of the aggregate unfunded obligations of such Benefit Plans subject to Trust I and Trust II. The Pour-Over Trust becomes revocable if, following the threat, no Change in Control occurs. If a Change in Control does occur, the Pour-Over Trust remains irrevocable, and the assets in the Pour-Over Trust are transferred to Trusts I and II. Although Oglebay Norton has contributed certain company-owned life insurance policies to the trust held under Trust I, it has not contributed significant assets to any of the three trusts, although Oglebay Norton has the right to make additional discretionary contributions into the trusts. Assets held in the trusts are subject at all times to claims of Oglebay Norton's general creditors. If funds in the trusts are insufficient to pay amounts due under a plan or agreement, Oglebay Norton remains obligated to pay those amounts. No employee has any right to assets in the trusts until and to the extent benefits are paid from the trusts.

LONG-TERM INCENTIVE PLAN

     Oglebay Norton established its Long-Term Incentive Plan ("LTIP") on December 18, 1995, which was approved by Stockholders at the 1996 Annual Meeting. The Compensation Subcommittee administers the LTIP and selects those officers and other key employees to participate in the plan. Participants are eligible to defer a portion of their annual incentive award or are eligible to be granted awards under the LTIP, as determined by the Compensation Subcommittee. Each of the named executive officers currently participates in the LTIP. During years 1995 through 1997, the LTIP consisted of two programs, the "Annual Incentive Deferral Program" and the "Long-Term Incentive Program." The Annual Incentive Deferral Program will not be in effect for compensation earned in 1998 and thereafter.

     Under the Annual Incentive Deferral Program, each participant is able to defer all or a portion (as determined by the Compensation Subcommittee) of any incentive award payable under Oglebay Norton's Annual Incentive Plan. The deferred amounts are converted into "share units" based upon the fair market value of the shares of Common Stock of Oglebay Norton on the date of deferral. Oglebay Norton will make a matching contribution to the participant's deferred incentive award in an amount determined by the Compensation Subcommittee. For amounts deferred for 1997, Oglebay Norton's match was 50% of the portion of each participant's annual incentive award for 1997. An amount equal to dividends paid on the shares of Common Stock of Oglebay Norton is also credited to the participant's deferral account and Oglebay Norton match and is also converted into share units based upon the fair market value of the shares of Common Stock of Oglebay Norton on the dividend payment date. All annual incentive award deferrals (and related dividends) are one hundred percent (100%) vested at all times. Matching contributions (and related dividends) are vested on the fifth anniversary of the date they are allocated to a participant's account, assuming the employee has been in continuous service with Oglebay Norton for the entire five-year period. Prior to the fifth anniversary of a particular allocation, a matching contribution may become one hundred percent (100%) vested upon the occurrence of certain events, including, without limitation, a participant's early retirement or disability or a "Change of Control" (as defined in the LTIP). All distributions under the LTIP are made in shares of Common Stock of Oglebay Norton. Distributions of vested amounts are made upon a participant's retirement, death or other termination of employment, upon a "Change in Control" (as defined in the LTIP), or upon any other event deemed appropriate by the Compensation Subcommittee. A participant may elect an in-service withdrawal of all or a portion of his incentive award deferrals (and related dividends), provided that the withdrawn deferrals have been allocated to the participant's account for at least a five-year period prior to the withdrawal. However, upon taking such an in-service withdrawal, all of the participant's matching contributions are immediately forfeited. As noted above, the Annual Incentive Deferral Program of the LTIP is no longer in effect for compensation earned in 1998 and thereafter.

     The LTIP also provides for awards by the Compensation Subcommittee, including a grant of options (which may be "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code, or nonqualified options), stock appreciation rights, restricted stock and performance awards (collectively, the "Incentive Awards"). The Compensation Subcommittee has the discretion to set performance objectives as it deems appropriate respecting any performance awards or restricted stock grants. The performance objectives may vary from participant to participant and between groups of participants and will be based upon such company, business unit and/or individual performance factors and criteria as the Compensation Subcommittee may deem appropriate. As discussed above under the heading "COMPENSATION OF EXECUTIVE OFFICERS -- Stock Option Grants in 1997," on October 29, 1997, Oglebay Norton granted stock options to certain of its executive officers and key employees under the LTIP.

     The Compensation Subcommittee also has the authority, in its discretion, to provide at the time of grant of any award under the LTIP, that the terms of the grant or date on which an award vests or becomes exercisable may be modified in the event of a change of control, as defined under the LTIP.

          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Malvin E. Bank, formerly a member of the Compensation and Organization Committee of Oglebay Norton, is a partner of the law firm of Thompson Hine & Flory LLP, Cleveland, Ohio, which provided legal services to Oglebay Norton in 1997 and continues to provide such services in 1998. Mr. Bank has not served on the Compensation and Organization Committee since April 30, 1997.

     Mr. Bersticker serves on the Compensation and Organization Committee of Oglebay Norton, and is the Chairman and Chief Executive Officer of Ferro Corporation. As is discussed in the immediately following section, a wholly-owned subsidiary of Oglebay Norton sells to, and purchases from, Ferro Corporation various items in the ordinary course of business pursuant to arm's length negotiations. Mr. Bersticker is not a member of the Compensation Subcommittee.

                          COMPENSATION OF DIRECTORS

     Directors who are not employees of Oglebay Norton receive a fee of $3,000 per quarter ($12,000 per year), an annual award of 200 shares of Common Stock of Oglebay Norton under the Director Stock Plan, and $900 for each Board and committee meeting attended. Directors are also reimbursed for expenses they incur in attending Board and committee meetings.

     The Board has adopted, subject to stockholder approval, the Oglebay Norton Company Director Fee Deferral Plan which permits directors to defer all or part of the cash portion of their compensation into: (a) share units based upon the market price of Common Stock of Oglebay Norton; or (b) into an account as deferred cash which is credited with a market rate of interest. Amounts deferred into share units receive a 25% matching payment by Oglebay Norton, but amounts deferred as cash do not receive any matching payment.

                              PERFORMANCE GRAPH

     The following is a graph which compares the five year cumulative return from investing $100 on January 1, 1993 in each of Oglebay Norton Common Stock, the S&P 500 Index of companies and the Valueline Composite Index of companies, with dividends assumed to be reinvested when received.


                                                        Valueline
Measurement Period           Oglebay                    Composite
                             Norton       S&P 500        Index
1992                             100          100           100
1993                         100.345       109.99        113.22
1994                         142.601      111.409       109.246
1995                         180.237      153.265       132.941
1996                         218.199      188.486       153.388
1997                         420.543      251.364       187.532


Item 12. Security Ownership of Certain Beneficial Owners and Management.

              BENEFICIAL OWNERSHIP OF OGLEBAY NORTON COMMON STOCK

     The following table shows the number of shares and percent of the outstanding shares of Common Stock of Oglebay Norton beneficially owned on March 10, 1998, by each director of Oglebay Norton, each of the executive officers named in the Summary Compensation Table set forth below, and by all directors and executive officers as a group.

                                                                AMOUNT AND NATURE OF       PERCENT
                            NAME                                BENEFICIAL OWNERSHIP       OF CLASS
                            ----                                --------------------       --------
Brent D. Baird..............................................           451,000(1)(4)         9.46%
  1350 One M&T Plaza
  Buffalo, New York 14203
Malvin E. Bank..............................................           314,938(2)(4)         6.61%
  3900 Key Center
  127 Public Square
  Cleveland, Ohio 44114
John D. Weil................................................           549,800(3)(4)        11.53%
  200 North Broadway, Suite 825
  St. Louis, Missouri 63102-2573
William G. Bares............................................             1,200(4)                (7)
James T. Bartlett...........................................               600(4)                (7)
Albert C. Bersticker........................................             1,300(4)                (7)
R. Thomas Green, Jr.........................................            12,716(5)(6)             (7)
Ralph D. Ketchum............................................             5,300(4)                (7)
John N. Lauer...............................................            51,744               1.09%
William G. Pryor............................................               400(4)                (7)
Stuart H. Theis.............................................             2,506(5)(6)             (7)
Mark P. Juszli..............................................             1,038(5)(6)             (7)
Richard J. Kessler..........................................            10,175(5)(6)             (7)
Paul V. Gorman, Jr..........................................             4,783(5)                (7)
Directors, nominees and executive officers as a group,
  including those listed above (15 persons).................         1,408,402(4)(5)        29.55%

---------------

(1) Mr. Baird, together with other reporting persons, as a group, holds sole voting and sole dispositive power as to 450,800 shares, of which Mr. Baird holds 17,600 shares individually and 6,000 shares as a trustee.

(2) Mr. Bank's shares include 313,588 shares held in various trusts. As a trustee, Mr. Bank has sole voting and dispositive power as to 210,118 shares and, as to 104,820 shares, Mr. Bank shares the voting power and the dispositive power with a co-trustee. In addition, Mr. Bank has sole voting and dispositive power as to 1,350 shares held individually.

(3) Mr. Weil, together with other reporting persons, as a group, holds 549,800 shares, of which he holds sole voting and dispositive power as to 535,200 shares and shared voting and dispositive power as to 14,600 shares.

(4) Includes 200 shares which the individual (and 1,600 shares for directors and executive officers as a group) will acquire, within 60 days, on the date of the 1998 Annual Meeting of Stockholders pursuant to the Oglebay Norton Company Director Stock Plan.

(5) Includes the following numbers of shares, rounded to the nearest whole share, beneficially owned by the following executives under Oglebay Norton's Employee Stock Ownership Plan as of December 31, 1997: Green -- 10,096 shares; Theis -- 2,106 shares; Juszli -- 1,038 shares; Kessler -- 8,975 shares; and, Gorman -- 4,783 shares; and directors and executive officers as a group -- 27,392 shares.

(6) Additional stock rights held by executive officers: Each of Messrs. Green, Theis, Kessler and Juszli are participants in Oglebay Norton's Long-Term Incentive Plan (the "LTIP"), under which they have elected to forego a portion of their annual compensation and invest it in share units, the value of which are dependent upon the value of the shares of Common Stock of Oglebay Norton. The share units are payable solely in the shares of Common Stock of Oglebay Norton upon the named executive officer's retirement, death, termination of employment or change in control, each as defined under the LTIP. None of the share units held in the LTIP by the named executive officers are included in the above table. Under the LTIP, as further described below (see "OFFICER
    AGREEMENTS -- Long-Term Incentive Plan"), the total number of share units attributable to each named executive officer, including Oglebay Norton matches and dividends under the LTIP, as of March 10, 1998 are as follows:

                                                               TOTAL NUMBER
                            NAME                              OF SHARE UNITS
                            ----                              --------------
R. Thomas Green, Jr.........................................      17,459
Richard J. Kessler..........................................       8,588
Mark P. Juszli..............................................       7,991
Stuart H. Theis.............................................       1,433

(7) Less than 1% of the outstanding shares of Common Stock of Oglebay Norton on March 10, 1998.

     The following table shows certain information with respect to all persons who, as of March 10, 1998, were known by Oglebay Norton to beneficially own more than five percent of the outstanding shares of Common Stock of Oglebay Norton, other than Mr. Baird, Mr. Bank and Mr. Weil whose beneficial ownership of shares of Common Stock of Oglebay Norton is reported above.

                                         AMOUNT AND NATURE OF   PERCENT
             NAME OF OWNER               BENEFICIAL OWNERSHIP   OF CLASS
             -------------               --------------------   --------
KeyCorp                                       1,009,878(1)       21.19%
  127 Public Square
  Cleveland, Ohio 44114

Warburg Pincus Counsellors, Inc.                294,200(2)        6.17%
  466 Lexington Avenue
  New York, New York 10017-3147

Douglas N. Barr                                 289,040(3)        6.06%
  3900 Society Center
  127 Public Square
  Cleveland, Ohio 44114-1216

Robert I. Gale, III                             285,260(4)        5.98%
  17301 St. Clair Avenue
  Cleveland, Ohio 44110

Dimensional Fund Advisors, Inc.                 265,056(5)        5.56%
  1299 Ocean Avenue, 11th Floor
  Santa Monica, California 90401

---------------

(1) As of February 13, 1998, based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission, KeyCorp has sole voting power as to 422,702 shares, shared voting power as to 230,768 shares, sole dispositive power as to 701,240 shares, and shared dispositive power as to 292,038 shares.

(2) As of January 9, 1997, based upon information contained in a Schedule 13G filed with the Securities and Exchange Commission, Warburg Pincus Counsellors, Inc. has beneficial ownership of 294,200 shares. According to the Schedule 13G filed, Warburg, Pincus Counsellors, Inc. has sole voting and dispositive power as to 244,600 shares.

(3) As of May 2, 1997, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission, Mr. Barr has sole voting and dispositive power as to 400 of these shares. As trustee, Mr. Barr has shared voting and dispositive power as to 57,200 of these shares and, together with Mr. Robert I. Gale III, shared voting and dispositive power as to 230,440 of these shares.

(4) As of May 2, 1997, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission, Mr. Gale has sole voting and dispositive power as to 54,820 shares, 4,198 shares of which he owns individually and 50,622 shares of which he holds as trustee. Together with Mr. Douglas N. Barr, Mr. Gale shares voting and dispositive power as to 230,440 of these shares.

(5) As of February 5, 1997, based upon information contained in a Schedule 13D filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc. has sole voting power as to 178,656 shares. Certain persons who are officers of Dimensional Fund Advisors, Inc. also serve as officers of DFA Investment Dimensions Group Inc. (the "Fund") and The DFA Investment Trust Company (the "Trust"), each an open-end management investment company registered under the Investment Company Act of 1940. In their capacities as officers of the Fund and the Trust, these persons have sole voting power as to 50,000 additional shares owned by the Fund and 36,400 shares owned by the Trust. Dimensional Fund Advisors, Inc. has sole dispositive power as to 265,056 shares, including the shares held by the Fund and the Trust.

Item 13. Certain Relationships and Related Transactions.

                           RELATED PARTY TRANSACTIONS

     Oglebay Norton Industrial Sands, Inc. ("ONIS"), a wholly-owned subsidiary of Oglebay Norton, sells ground silica to, and purchases heavy density grinding media and ceramic mill lining from, Ferro Corporation. Mr. Bersticker is Chairman of the Board and Chief Executive Officer of Ferro Corporation. During the year ended December 31, 1997, total sales to and purchases from Ferro Corporation by ONIS were $627,603 and $528,067, respectively. These transactions were entered into by ONIS pursuant to arm's length negotiations in the ordinary course of business and on terms that Oglebay Norton believes to be fair.

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    OGLEBAY NORTON COMPANY


                                    /s/  David H. Kelsey
                                    ------------------------------------
                                    Vice President and Chief Financial Officer



April 30, 1998

Item 14(a)3

                                  EXHIBIT INDEX

     SEC
 Exhibit No.                        Description                                          Location
 -----------                        -----------                                          --------
     23         Consent of Independent Auditors                       Filed herewith as Exhibit 23 at sequential
                                                                      page I-2
