Form 10-Q
period 1998-03-31
OGLEBAY NORTON CO
filed 1998-05-13
CIK 73918

                                                              Page 1 of 12 Pages

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended March 31, 1998 Commission File number 0-663
                            --------------

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

                           Yes  X         No
                              ----           ----

Shares of Common Stock outstanding at April 30, 1998:  4,763,351
                                                       ---------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX

                                                                                  PAGE NUMBER
                                                                                  -----------
   PART I.  FINANCIAL INFORMATION
   ------------------------------

     Condensed Consolidated Balance
     Sheet (Unaudited) - March 31, 1998 and
     December 31, 1997                                                                  3

     Condensed Consolidated Statement of
     Operations (Unaudited) - Three Months
     Ended March 31, 1998 and 1997                                                      4

     Condensed Consolidated Statement of
     Cash Flows (Unaudited) - Three Months
     Ended March 31, 1998 and 1997                                                      5

     Notes to Condensed Consolidated Financial
     Statements                                                                     6 - 7

     Management's Discussion and Analysis of
     Financial Condition and Results of
     Operations                                                                     8 - 9

   PART II.  OTHER INFORMATION                                                     10 -12
   ---------------------------

                      Part I. Item 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                  ASSETS
                                                                   March 31            December 31
                                                                     1998                  1997
                                                                 -------------         -------------
CURRENT ASSETS
  Cash and cash equivalents                                      $  20,864,414         $  29,885,922

  Accounts receivable, less reserve for doubtful accounts
    (1998-$726,000; 1997-$723,000)                                   9,702,388            22,292,432

  Inventories
    Raw materials and finished products                              2,176,831             1,210,940
    Operating supplies                                               3,645,111             3,382,764
                                                                 -------------         -------------
                                                                     5,821,942             4,593,704
  Deferred income taxes                                              3,050,091             3,050,091
  Prepaid insurance and other expenses                               6,113,067             1,300,715
  Discontinued operations                                           13,738,001            15,571,082
                                                                 -------------         -------------
      TOTAL CURRENT ASSETS                                          59,289,903            76,693,946


PROPERTIES AND EQUIPMENT                                           311,762,666           304,958,566
  Less allowances for depreciation
   and amortization                                                156,326,906           154,022,177
                                                                 -------------         -------------
                                                                   155,435,760           150,936,389



PREPAID PENSION COSTS AND OTHER ASSETS                              41,623,173            35,821,995
                                                                 -------------         -------------
                                                                 $ 256,348,836         $ 263,452,330
                                                                 =============         =============
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                              $   8,728,296         $   8,722,545
  Accounts payable                                                   4,849,740             6,875,498
  Payrolls and other accrued compensation                            3,066,796             7,547,241
  Accrued expenses                                                  12,487,831            12,514,672
  Income taxes                                                       1,767,749             2,277,749
                                                                 -------------         -------------
      TOTAL CURRENT LIABILITIES                                     30,900,412            37,937,705

LONG-TERM DEBT, less current portion                                36,699,837            36,942,130
POSTRETIREMENT BENEFITS OBLIGATIONS                                 24,314,271            24,341,252
OTHER LONG-TERM LIABILITIES                                         25,881,624            25,404,891
DEFERRED INCOME TAXES                                               21,171,949            21,109,949

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
  authorized 5,000,000 shares;
    none issued                                                            -0-                   -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 7,253,332 shares                                          7,253,332             7,253,332
  Additional capital                                                 7,218,729             6,288,822
  Retained earnings                                                137,456,352           138,628,719
                                                                 -------------         -------------
                                                                   151,928,413           152,170,873
  Treasury stock, at cost - 2,489,981
    and 2,501,152 shares at respective dates                       (33,952,107)          (33,739,795)
  Unallocated Employee Stock Ownership
    Plan shares                                                       (595,563)             (714,675)
                                                                 -------------         -------------
                                                                   117,380,743           117,716,403
                                                                 -------------         -------------
                                                                 $ 256,348,836         $ 263,452,330
                                                                 =============         =============

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Three Months Ended
                                                                                            March 31
                                                                                ---------------------------------
                                                                                    1998                 1997
                                                                                ------------         ------------
REVENUES
   Net sales                                                                    $ 11,199,967         $ 11,498,143
   Operating revenues                                                              3,107,837            1,287,130
                                                                                ------------         ------------
                                                                                  14,307,804           12,785,273
COSTS AND EXPENSES
   Cost of goods sold                                                              7,340,347            6,985,838
   Operating expenses                                                              1,758,390              795,095
   Depreciation and amortization                                                     961,341              776,376
   General, administrative and
      selling expenses                                                             3,794,692            3,321,181
                                                                                ------------         ------------
                                                                                  13,854,770           11,878,490
                                                                                ------------         ------------
INCOME FROM OPERATIONS                                                               453,034              906,783

Gain on sale of assets                                                                15,600              762,434
Interest, dividends and other income                                                 477,597              569,191
Interest expense                                                                    (780,606)            (544,451)
Other expense                                                                       (485,839)            (663,921)
                                                                                ------------         ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE  INCOME TAXES                                                                (320,214)           1,030,036
Income taxes (benefit)                                                              (100,000)             278,246
                                                                                ------------         ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                            (220,214)             751,790

Discontinued operations:
   Income from discontinued operations                                                   -0-              101,054
                                                                                ------------         ------------
NET (LOSS) INCOME                                                               $   (220,214)        $    852,844
                                                                                ============         ============

PER SHARE AMOUNTS:

Income (loss) per share of common stock - basic:
   Continuing operations                                                        $       (.05)        $        .16
   Discontinued operations                                                               -0-                  .02
                                                                                ------------         ------------
NET (LOSS) INCOME PER SHARE - BASIC                                             $       (.05)        $        .18
                                                                                ============         ============
Income (loss) per share of common stock - assuming dilution:
   Continuing operations                                                        $       (.05)        $        .16
   Discontinued operations                                                               -0-                  .02
                                                                                ------------         ------------

NET (LOSS) INCOME PER SHARE OF COMMON
STOCK - ASSUMING DILUTION                                                       $       (.05)        $        .18
                                                                                ============         ============

DIVIDENDS PER SHARE OF COMMON STOCK                                             $        .20         $       .175
                                                                                ============         ============

Average number of shares of common stock outstanding - basic                       4,766,782            4,817,390

Average number of shares of common stock outstanding - assuming dilution           4,789,540            4,842,489

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 Three Months Ended
                                                                                        March
                                                                        -----------------------------------
                                                                             1998                 1997
                                                                             ----                 ----
OPERATING ACTIVITIES
  Net (loss) income                                                      $   (220,214)        $    852,844
  Adjustments to reconcile net (loss) income to
     net cash (used in) provided by operating activities:
        Depreciation and amortization                                         961,341              776,376
        Deferred income taxes                                                  62,000               65,000
        Gain on sale of assets                                                (15,600)            (759,267)
        Prepaid pension costs and other assets                               (867,652)            (914,149)
        Deferred vessel maintenance costs                                  (4,570,042)          (5,900,586)
        Decrease in accounts receivable                                    12,532,170           14,120,603
        Decrease (increase) in inventories                                   (278,974)               1,987
        Decrease in accounts payable                                       (2,973,727)          (2,950,494)
        Decrease in payrolls and other accrued compensation                (4,113,156)          (3,690,225)
        (Decrease) increase in accrued expenses                            (1,752,343)          (1,397,470)
        (Decrease) increase in income taxes                                  (510,000)          (1,114,494)
        Operating activities of discontinued operations - net               1,833,081              212,244
        Other operating activities                                           (206,336)           1,069,849
                                                                         ------------         ------------
              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES            (119,452)             372,218

INVESTING ACTIVITIES
  Capital expenditures                                                     (3,447,233)          (2,475,163)
  Acquisition of businesses                                                (4,522,567)            (700,000)
  Proceeds from sale of assets                                                817,308            1,178,875
  Investing activities of discontinued operations - net                           -0-             (271,217)
                                                                         ------------         ------------
              NET CASH USED IN INVESTING ACTIVITIES                        (7,152,492)          (2,267,505)

FINANCING ACTIVITIES
  Payments on long-term debt                                                 (236,542)            (119,113)
  Payments of dividends                                                      (952,154)            (842,531)
  Purchase of treasury stock                                                 (560,868)            (675,659)
                                                                         ------------         ------------
              NET CASH USED IN FINANCING ACTIVITIES                        (1,749,564)          (1,637,303)
                                                                         ------------         ------------
  Decrease in cash and cash equivalents                                    (9,021,508)          (3,532,590)

CASH AND CASH EQUIVALENTS, JANUARY 1                                       29,885,922           21,850,282
                                                                         ------------         ------------

CASH AND CASH EQUIVALENTS, MARCH 31                                      $ 20,864,414         $ 18,317,692
                                                                         ============         ============

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. The accompanying condensed consolidated financial statements have been reclassified to report separately the operating results of the Registrant's discontinued Engineered Materials business segment for the three months ended March 31, 1997. Additionally, certain amounts in the prior year have been reclassified to conform with the 1998 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1997 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business.

3. On March 9, 1998, the Registrant's Industrial Sands segment acquired 100% of the outstanding shares of Colorado Silica Sands, Inc. for $4,523,000 in cash and a note payable of $1,337,000. The addition of this operation is not expected to have a material impact on the results of operations of the Registrant.

4. During the first quarter of 1998, the Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes new standards for reporting comprehensive income and its components. There were no reclassification adjustments necessary to arrive at comprehensive income as of March 31, 1997 and 1998, as required by the Statement. During the first quarter of 1998, the Registrant also adopted Statement of Financial Accounting Standard (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, and accordingly, does not have any effect on the Registrant's financial position or results of operations.

5. By the end of 1998, the Registrant must adopt Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 requires the Registrant to provide information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. In accordance with the new statement, the Registrant has elected not to report segment information in its interim financial statements during 1998.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. On April 28, 1998, Oglebay Norton Limestone Company, a wholly-owned subsidiary of the Registrant, purchased the Port Inland, Michigan limestone operations of Specialty Minerals, Inc. for $34,000,000. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone and lime to the iron and steel, pulp and paper, chemical, environmental, agricultural and construction industries. Financing for the acquisition was provided from available cash and by borrowings of $25,000,000 under the Registrant's revolving credit agreement.

7. On April 24, 1998, the Registrant initiated a tender offer for all shares of Global Stone Corporation ("Global Stone") of Oakville, Ontario, Canada. The offer price for Global Stone shares is Cdn. $7.80 per share payable in cash. There are approximately 32 million common shares outstanding, including option shares. The offer is set to expire at midnight on May 15, 1998, unless extended by the Registrant before that time. Global Stone, a Canadian-based limestone and lime producer, is the fifth largest producer of lime in North America.

                  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Company's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Company. The Company believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the
Company: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) changes in the demand for the Company's products or services due to changes in technology; (4) vessel service availability; (5) changes in United States cabotage laws; (6) labor unrest; (7) the loss or bankruptcy of major customers; and (8) year 2000 software conversion failures of vendors, suppliers and customers.

                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the quarter ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

                               FINANCIAL CONDITION
                               -------------------

                  The Registrant's operating activities used cash of $119,000 in the first quarter of 1998 compared with the same period in 1997 when operating activities provided cash of $372,000. The decline in operating cash flows resulted from a reduction in net income, which is principally due to the reduction in gains on the sale of assets during the first quarter of 1998 compared with the same period in 1997. The operating results of the Company's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Capital expenditures totaled $3,447,000 in the first quarter of 1998 compared with $2,475,000 for the same period in 1997. Expenditures in the first quarter of 1998 and 1997 included vessel inspection costs of $1,444,000 and $1,197,000, respectively. Excluding the $17,000,000 acquisition of vessels in 1997 and capital expenditures related to businesses acquired during 1998, capital expenditures for 1998 are anticipated to be comparable to 1997.

                  In the first quarter of 1997, the Registrant received pretax proceeds of $933,000 from the sale of marketable securities. No such transactions took place in the first quarter in 1998.

                  The Registrant made long-term debt payments of $237,000 and $119,000 in of the first quarter of 1998 and 1997, respectively. The Registrant executed a $1,337,000 promissory note in conjunction with the acquisition of Colorado Silica Sands, Inc. The note is payable in three equal annual installments of $500,000 (including interest), commencing March 1999.

                  The Registrant declared a dividend of $.20 per share in the first quarter of 1998 compared with $.17 1/2 in the first quarter of 1997. Dividends paid were $952,000 in the first quarter of 1998 compared with $843,000 for the same quarter in 1997. The Registrant purchased, and placed in treasury, 14,666 shares of its Common Stock for $561,000 in the first quarter of 1998 and 15,741 shares of its Common Stock for $676,000 in the first quarter of 1997.

                  In March 1998, the Registrant renegotiated its revolving credit agreement with certain banks, which would have enabled the Registrant to borrow up to $100,000,000 for acquisitions, working capital requirements and other general needs. Prior to the completion of the agreement, the Registrant announced its tender offer for Global Stone, as further described in Note 7 to the Condensed Consolidated Financial Statements. Accordingly, the Registrant is in the process of completing a new revolving credit agreement and other long-term financing to complete this transaction. Anticipated cash flows from operations and the new financing arrangements are expected to meet the Registrant's needs during the remainder of 1998.

                              RESULTS OF OPERATIONS
                              ---------------------
                   QUARTER ENDED MARCH 31, 1998 COMPARED WITH
                          QUARTER ENDED MARCH 31, 1997

                  Income from operations declined in the first quarter of 1998 to $453,000 on revenues of $14,308,000 compared with $907,000 on revenues of $12,785,000 for the same quarter in 1997. The Registrant reported a net loss of $220,000 ($.05 per share) for the first quarter of 1998, compared with net income of $853,000 ($.18 per share) for the same period in 1997. Net income for the first quarter of 1997 includes income from discontinued operations of $101,000 ($.02 per share).

                  Interest expense increased 43% in the first quarter of 1998, compared with the same period in the prior year, due to an increase in borrowings.

                  Operating results of the Registrant's business segments for the first quarter ended March 31, 1998 and 1997 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first quarter of 1997, which were previously allocated to the discontinued operations, have been reallocated to the remaining business segments.

                  Operating revenues for the Registrant's Marine Transportation segment totaled $3,108,000 for the first quarter of 1998 compared with $1,287,000 for the first quarter of 1997. Operating income was $260,000 for the first quarter of 1998 compared with a loss of $494,000 for the first quarter of 1997. The 1998 sailing season opened under favorable weather conditions on the Great Lakes, with the mild winter providing an opportunity for an early start to the season. Tonnage levels hauled in the first quarter of 1998 were 1,084,000 tons, compared with 535,000 tons hauled in the first quarter of 1997.

                  Net sales for the Registrant's Industrial Sands segment of $11,200,000 for the first quarter of 1998 were comparable to net sales of $11,498,000 in first quarter of 1997. Operating profit of $1,582,000 for the first quarter of 1998 decreased by 40% compared with $2,623,000 for the first quarter of 1997. Shipments of 356,000 tons for the first quarter of 1998 represented a 12% decrease from the same quarter in 1997. The acquisition of Colorado Silica Sands, Inc. in March 1998, and changes in product mix resulted in sales volumes comparable to the same period in the prior year. However, the Registrant's Brady, Texas operations could not sustain the strong pace established in the first quarter of 1997 as softening oil prices impacted demand for frac sands used by well operators.

                    Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                             Not applicable.

PART II.  OTHER INFORMATION
---------------------------

ITEM 5.  OTHER INFORMATION
--------------------------

           Acquisition of Limestone Assets of Specialty Minerals, Inc.
           -----------------------------------------------------------

         On April 28, 1998, Oglebay Norton Limestone Company ("ONLC"), a wholly-owned subsidiary of the Registrant, acquired certain assets comprising the limestone operations and business of Specialty Minerals, Inc for $34,000,000. The purchase price and other terms of the acquisition were determined through arms-length negotiations. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone and lime to the iron and steel, pulp and paper, chemical, environmental, agricultural and construction industries. ONLC intends to continue such use following the acquisition. Financing for the acquisition was provided from cash and by borrowings under the Registrant's revolving credit agreement.

         There are no material relationships between Specialty Minerals and the Registrant or any of the Registrant's affiliates, any director or officer of the Registrant, or any associate of any such officer or director.

         Proforma financial statements or information are not required to be disclosed for the transaction pursuant to Rule 3-05(b) of Regulation S-X, as none of the conditions set forth in Rule 1-02(w) of Regulation S-X exceeds twenty percent.

                       1998 Annual Meeting of Stockholders
                       -----------------------------------

         On April 29, 1998, the Registrant announced it would delay mailing its proxy statement-prospectus in connection with the 1998 Annual Meeting of Stockholders until after completion of its recently announced tender offer for Global Stone Corporation ("Global Stone"), a Canadian-based limestone and lime producer with operations in the United States and Canada. The tender offer for Global Stone is set to expire on May 15, 1998, unless extended by the Registrant. The Registrant's 1998 Annual Meeting of Stockholders will be held as soon as practicable after the tender offer for Global Stone has concluded. A copy of the April 29, 1998 press release accompanies this filing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------

                  (a)  Exhibits
                           10(d)(2)   Form of Change-in-               Incorporated by
                                      Control Agreements with          reference from Exhibit
                                      Five Executive Officers and      10(d)(3) in the Company's
                                      Three key employees *            Annual Report on Form 10-K
                                                                       For the year ended
                                                                       December 31, 1996.
                                                                       Schedule of Participants
                                                                       Filed herewith as Exhibit
                                                                       10(d)(2).

                           10(x)      Separation Agreement and         Filed herewith as Exhibit
                                      Release between the              10(x).
                                      Company and Richard J.
                                      Kessler *

                           27         Financial Data Schedule

                           99         Press Release dated              Filed herewith as Exhibit
                                      April 29, 1998                   99


                  * Indicates management contracts or compensatory plans or arrangements in which one or more directors or executive officers of the Registrant may be participants.

                  (b)  Reports on Form 8-K - None

                                   SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OGLEBAY NORTON COMPANY

DATE:  May 13, 1998                     By:       /s/ David H. Kelsey
                                           ------------------------------------
                                                       David H. Kelsey
                                                       Vice President -
                                                  Chief Financial Officer
                                                 On behalf of the Registrant
                                                  and as Principal Financial
                                                   and Accounting Officer