Form 10-Q
period 1998-06-30
OGLEBAY NORTON CO
filed 1998-08-14
CIK 73918

                                                              Page 1 of 19 Pages



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





          For Quarter Ended June 30, 1998 Commission File Number 0-663
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


        Registrant's telephone number, including area code (216) 861-3300
                                                           ---------------

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


                           Yes   X            No
                               -----             -----


Shares of Common Stock outstanding at July 31, 1998:  4,766,396
                                                      ---------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX






                                                                     PAGE NUMBER
                                                                     -----------

   PART I.  FINANCIAL INFORMATION
   ------------------------------


         Condensed Consolidated Balance
         Sheet - June 30, 1998 (Unaudited) and
         December 31, 1997                                               3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended June 30, 1998 and 1997 and Six
         Months Ended June 30, 1998 and 1997                             4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Six Months
         Ended June 30, 1998 and 1997                                    5

         Notes to Condensed Consolidated Financial
         Statements                                                      6-8

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                     10-16



   PART II.  OTHER INFORMATION                                          17-19
   ---------------------------

                      PART I. ITEM 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                  ASSETS
                                                                June 30         December 31
                                                                  1998              1997
                                                              ------------     ------------

CURRENT ASSETS
  Cash and cash equivalents                                   $ 20,574,000     $ 29,885,922

  Accounts receivable, less reserve for doubtful accounts
    (1998-$964,027; 1997-$723,000)                              46,096,754       22,292,432


  Inventories
    Raw materials and finished products                         14,605,716        1,210,940
    Operating supplies                                           7,978,496        3,382,764
                                                              ------------     ------------
                                                                22,584,212        4,593,704
  Deferred income taxes                                          3,050,091        3,050,091
  Prepaid insurance and other expenses                          11,143,062        1,300,715
  Discontinued operations                                              -0-       15,571,082
                                                              ------------     ------------

      TOTAL CURRENT ASSETS                                     103,448,119       76,693,946






PROPERTIES, EQUIPMENT AND MINERAL RESERVES                     608,952,951      304,958,566
  Less allowances for depreciation,
   depletion and amortization                                  209,524,501      154,022,177
                                                              ------------     ------------
                                                               399,428,450      150,936,389





EXCESS OF COST OVER NET ASSETS
    OF BUSINESSES ACQUIRED                                      42,917,715        5,337,459

PREPAID PENSION COSTS                                           27,725,157       25,361,290


OTHER ASSETS                                                    19,425,509        5,123,246
                                                              ------------     ------------
                                                              $592,944,950     $263,452,330
                                                              ============     ============


         LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                June 30         December 31
                                                                  1998              1997
                                                              ------------     ------------
CURRENT LIABILITIES
  Current portion of long-term debt                           $ 15,113,573     $  8,722,545
  Accounts payable                                              13,612,933        6,875,498
  Payrolls and other accrued compensation                        6,299,103        7,547,241
  Accrued expenses                                              18,460,878       12,514,672
  Income taxes                                                   4,068,336        2,277,749
                                                              ------------     ------------

           TOTAL CURRENT LIABILITIES                            57,554,823       37,937,705








LONG-TERM DEBT, less current portion                           301,520,396       36,942,130
POSTRETIREMENT BENEFITS OBLIGATIONS                             27,818,621       24,341,252
OTHER LONG-TERM LIABILITIES                                     26,075,040       25,404,891
DEFERRED INCOME TAXES                                           57,911,074       21,109,949

STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
   authorized 5,000,000 shares;
   none issued                                                         -0-              -0-
 Common stock, par value $1 per share,

   authorized 10,000,000 shares;
   issued 7,253,332 shares                                       7,253,332        7,253,332
 Additional capital                                              7,268,732        6,288,822
 Retained earnings                                             141,951,779      138,628,719
                                                              ------------     ------------
                                                               156,473,843      152,170,873

 Treasury stock, at cost - 2,488,536
   and 2,501,152 shares at respective dates                    (33,932,397)     (33,739,795)
 Unallocated Employee Stock Ownership
   Plan shares                                                    (476,450)        (714,675)
                                                              ------------     ------------
                                                               122,064,996      117,716,403
                                                              ------------     ------------
                                                              $592,944,950     $263,452,330
                                                              ============     ============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                  Three Months Ended                Six Months Ended
                                                                      June 30                           June 30
                                                          ------------------------------      ------------------------------
                                                              1998              1997              1998              1997
                                                          ------------      ------------      ------------      ------------

REVENUES
   Net sales                                              $ 32,117,985      $ 13,157,077      $ 43,317,952      $ 24,655,220
   Operating revenues                                       31,608,226        30,419,379        34,716,063        31,706,509
                                                          ------------      ------------      ------------      ------------
                                                            63,726,211        43,576,456        78,034,015        56,361,729

COSTS AND EXPENSES
   Cost of goods sold                                       20,840,446         7,960,492        28,180,793        14,946,330
   Operating expenses                                       20,686,340        22,088,879        22,444,730        22,883,974
   Depreciation, depletion and amortization                  5,426,130         2,685,808         6,387,471         3,462,184
   General, administrative and
      selling expenses                                       5,142,737         3,382,405         8,937,429         6,703,586
                                                          ------------      ------------      ------------      ------------
                                                            52,095,653        36,117,584        65,950,423        47,996,074
                                                          ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                                      11,630,558         7,458,872        12,083,592         8,365,655

Gain on sale of assets                                          28,836            30,600            44,436           793,034
Interest, dividends and other income                           250,025         1,159,497           727,622         1,728,688
Other expense                                                 (558,595)         (711,839)       (1,044,434)       (1,375,760)
Interest expense                                            (3,666,629)         (648,992)       (4,447,235)       (1,193,443)
                                                          ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                       7,684,195         7,288,138         7,363,981         8,318,174
Income taxes                                                 2,235,000         2,103,973         2,135,000         2,382,219
                                                          ------------      ------------      ------------      ------------

INCOME FROM CONTINUING OPERATIONS                            5,449,195         5,184,165         5,228,981         5,935,955

Discontinued operations                                            -0-           (75,555)              -0-            25,499
                                                          ------------      ------------      ------------      ------------

NET INCOME                                                $  5,449,195      $  5,108,610      $  5,228,981      $  5,961,454
                                                          ============      ============      ============      ============

Income per share of common stock - basic:
   Continuing operations                                  $       1.14      $       1.08      $       1.09      $       1.23
   Discontinued operations                                         -0-              (.02)              -0-               .01
                                                          ------------      ------------      ------------      ------------

NET INCOME PER SHARE - BASIC                              $       1.14      $       1.06      $       1.09      $       1.24
                                                          ============      ============      ============      ============

Income per share of common stock - assuming dilution:
   Continuing operations                                  $       1.13      $       1.07      $       1.08      $       1.22
   Discontinued operations                                         -0-              (.01)              -0-               .01
                                                          ------------      ------------      ------------      ------------

NET INCOME PER SHARE - ASSUMING DILUTION                  $       1.13      $       1.06      $       1.08      $       1.23
                                                          ============      ============      ============      ============

DIVIDENDS PER SHARE OF COMMON STOCK                       $        .20      $       .175      $        .40      $        .35
                                                          ============      ============      ============      ============


Average number of shares of common stock
   outstanding - basic                                       4,775,194         4,799,660         4,776,639         4,808,476

Average number of shares of common stock
   outstanding - assuming dilution                           4,809,959         4,832,215         4,819,655         4,837,322


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                        Six Months Ended
                                                                           June 30
                                                               ----------------------------------
                                                                    1998                1997
                                                                    ----                ----

OPERATING ACTIVITIES
  Net income                                                   $   5,228,981      $   5,961,454
  Adjustments to reconcile net income to
     net cash used for operating activities:
     Depreciation, depletion and amortization                      6,387,471          3,462,185
     Deferred income taxes                                           152,239            460,000
     Gain on sale of assets                                          (44,436)          (793,034)
     Prepaid pension costs and other assets                       (2,182,971)        (1,809,354)
     Deferred vessel maintenance costs                            (4,817,837)        (5,503,482)
     (Increase) decrease in accounts receivable                   (5,482,472)           808,950
     (Increase) decrease in inventories                             (910,426)            18,860
     Decrease in accounts payable                                 (2,176,898)        (1,854,972)
     Decrease in payrolls and other accrued compensation          (2,344,767)        (2,194,548)
     Increase (decrease) in accrued expenses                          48,286           (328,932)
     Increase (decrease) in income taxes                           1,019,090           (368,945)
     Operating activities of discontinued operations - net               -0-            738,076
     Other operating activities                                     (232,418)          (513,211)
                                                               -------------      -------------

              NET CASH USED FOR OPERATING ACTIVITIES              (5,356,158)        (1,916,953)

INVESTING ACTIVITIES
     Capital expenditures                                         (7,391,580)       (20,906,123)
     Proceeds from sale of assets                                     73,300          1,209,925
     Acquisition of businesses                                  (224,535,999)        (1,600,000)
     Proceeds from the sale of discontinued operations             6,934,297                -0-
     Investing activities of discontinued operations - net               -0-           (980,294)
                                                               -------------      -------------

              NET CASH USED FOR INVESTING ACTIVITIES            (224,919,982)       (22,276,492)

FINANCING ACTIVITIES
     Additional long-term debt                                   242,000,000         15,000,000
     Payments on long-term debt                                  (21,055,637)        (4,238,225)
     Financing costs                                              (5,914,488)               -0-
     Payments of dividends                                        (1,905,921)        (1,682,651)
     Purchases of treasury stock                                    (560,868)        (1,356,670)
                                                               -------------      -------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES          212,563,086          7,722,454
                                                               -------------      -------------

     Decrease in cash and cash equivalents                       (17,713,054)       (16,470,991)

CASH AND CASH EQUIVALENTS, JANUARY 1                              38,287,054         21,850,282
                                                               -------------      -------------

CASH AND CASH EQUIVALENTS, JUNE 30                             $  20,574,000      $   5,379,291
                                                               =============      =============



See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such period have been made. The accompanying condensed consolidated financial statements have been reclassified to report separately the operating results of the Registrant's discontinued Engineered Materials business segment for the three and six month periods ending June 30, 1997. Additionally, certain amounts in the prior year have been reclassified to conform with the 1998 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1997 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Registrant's consolidated financial statements. Actual results could differ from those estimates and assumptions.

3. On March 9, 1998, the Registrant's Industrial Sands segment acquired 100% of the outstanding shares of Colorado Silica Sands, Inc. ("Colorado Silica") for $4,523,000 in cash and a note payable of $1,337,000. The addition of this operation is not expected to have a material impact on the results of operations of the Registrant.

     On April 28, 1998, Oglebay Norton Limestone Company, a wholly-owned subsidiary of the Registrant, purchased the Port Inland, Michigan limestone operations ("Port Inland") of Minerals Technologies Inc. for $34,300,000. The acquisition included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone, chemical limestone and construction aggregate to the iron and steel, chemical, environmental, agricultural and construction industries. The purchase was financed using a bank revolving credit facility in place at the time of the acquisition,

     On May 22, Oglebay Norton Acquisition Company Limited, an indirect wholly-owned subsidiary of the Registrant, acquired all the outstanding common shares of Global Stone Corporation ("Global Stone"), a publicly traded Canadian company. Global Stone, which has eight operations in the United States and Canada, is engaged in the mining, production and marketing of lime, chemical limestone and construction aggregates used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, environmental, agricultural and construction. The total purchase price of $226,000,000, including $54,000,000 of net debt, was financed through borrowings under a three year, $215,000,000 bank revolving credit facility ("Senior Credit Facility") and a private placement of $100,000,000 in ten year senior subordinated debt ("Senior Subordinated Facility"). The new borrowings replaced the Registrant's existing revolving credit facility and term loan borrowings, which were retired using the proceeds from the Senior Credit Facility. The Registrant incurred $5,914,000 in financing costs associated with the Senior Credit Facility and Senior Subordinated Facility. The financing costs, which are included within Other Assets as of June 30, 1998, are being amortized over the terms of the respective agreements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The above acquisitions have been recorded applying the purchase method of accounting and the purchase price allocations are preliminary. Upon final determination, the purchase prices will be allocated based on the fair value of the assets acquired and liabilities assumed.

     The following unaudited pro forma information presents a summary of consolidated results of operations for the Registrant and the acquisitions of Global Stone and Port Inland for the six month periods ending June 30, 1998 and 1997 as if the acquisitions had occurred on January 1, 1997. The pro forma adjustments give effect to the acquisitions under the purchase method of accounting and (i) the amortization of goodwill, (ii) the amortization of the write-up of mineral reserves to fair market value, (iii) the interest expense on debt incurred to fund the acquisitions and (iv) the related income tax effects. This unaudited pro forma information (i) assumes that the Registrant incurred all acquisition related debt as of January 1, 1997, (ii) includes operating results for periods of time prior to the Registrant's ownership for certain business segments and (iii) does not take into consideration any expense reductions or the expected future benefits from Global Stone's significant capital expenditures made prior to its acquisition by the Registrant. Additionally, the unaudited pro forma information does not reflect any other events that may occur in the future.



                                                                     June 30,
                                                               1998            1997
                                                              ----------------------
                                                  (In thousands, except earnings per share data)

               Revenues                                      $126,065         $119,480
               Net income                                       1,732            2,483
               Earnings per share-basic                         $0.36            $0.52
               Earnings per share-assuming dilution             $0.36            $0.51
               Operating margin                              $ 27,479         $ 23,070
               Operating margin percentage                       21.8%            19.3%



                  (Operating margin, or EBITDA, is defined as income before (i) income taxes, (ii) interest, (iii) depreciation, amortization and depletion and (iv) non-recurring gains and other income. Operating margin is not a measure of performance under generally accepted accounting principles ("GAAP"). Operating margin should not be considered as a substitute for net income or other income or cash flow data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Registrant's definition of operating margin may not be comparable to that of other companies.)


     During the first half of 1997, the Registrant recorded a gain from the sale of marketable securities of $656,000 and other income of $804,000 from the receipt of insurance proceeds. The net income impact of non-recurring gains and other income recognized during the first half of 1997 was $1,272,000, or $0.26 per share. Excluding these non-recurring items, net income and earnings per share would have been (in thousands, except earnings per share data):


                                                                   June 30, 1997
                                                                   -------------

               Net income                                              $ 1,211
               Earnings per share-basic                                  $0.26
               Earnings per share-assuming dilution                      $0.25

4. On May 15, 1998, the Registrant sold the assets of its Engineered Materials metallurgical treatment operations for $14,573,000, which included a cash payment of $3,650,000 and notes receivable of $10,923,000. The notes receivable will be paid over a four year period, beginning in 1999 with a final payment of $2,400,000 in June 2003. As of June 30, 1998, $6,292,000 relating to these notes is included within Other Assets. The Engineered Materials segment was classified as a discontinued operation at December 31, 1997.

5. In the first quarter of 1998, the Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. There were no significant items of other comprehensive income as of, or for the six month periods ended June 30, 1998 and 1997.

     In the first quarter of 1998, the Registrant also adopted Statement of Financial Accounting Standard (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans, and accordingly, does not have any effect on the Registrant's financial position or results of operations.

     The Registrant will adopt, as required, Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" at the end of 1998. SFAS No. 131 requires the Registrant to provide information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. Segment information is not required to be reported in interim financial statements during 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Registrant will adopt SFAS No. 133 on January 1, 2000, as required. Adoption of the new Standard is not expected to have a significant impact on the results of operations or financial position of the Registrant.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. The calculation of net income per share-basic and net income per share-assuming dilution follows (in thousands, except per share data):


                                                 Three Months Ended          Six Months Ended
                                                       June 30                    June 30
                                                --------------------        --------------------
                                                 1998          1997          1998          1997
                                                 ----          ----          ----          ----
          Net income per share-basic:
          ---------------------------

          Net income                            $5,449        $5,109        $5,229        $5,961

            Average number of
            shares outstanding                   4,775         4,800         4,777         4,808
                                                ======        ======        ======        ======

          Net income per share                  $ 1.14        $ 1.06        $ 1.09        $ 1.24
                                                ======        ======        ======        ======



                                                 Three Months Ended           Six Months Ended
                                                      June 30                     June 30
                                                --------------------        --------------------
                                                 1998          1997          1998          1997
                                                 ----          ----          ----          ----
          Net income per share-assuming dilution:
          --------------------------------------

          Net income                            $5,449        $5,109        $5,229        $5,961

          Average number of shares
            outstanding                          4,775         4,800         4,777         4,808
          Dilutive effect of stock plans            35            32            43            29
                                                ------        ------        ------        ------
          Adjusted average number of
            shares outstanding                   4,810         4,832         4,820         4,837
                                                ======        ======        ======        ======

          Net income per share                  $ 1.13        $ 1.06        $ 1.08        $ 1.23
                                                ======        ======        ======        ======

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of certain safe harbor provisions of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Registrant's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Registrant. The Registrant believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Registrant: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) changes in the demand for the Registrant's products or services due to changes in technology; (4) vessel service availability; (5) changes in United States cabotage laws; (6) labor unrest; (7) the loss or bankruptcy of major customers; and (8) year 2000 software conversion failures of vendors, suppliers and customers.

                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first half of the year are not necessarily indicative of the results to be expected for the full year.


                               FINANCIAL CONDITION
                               -------------------

                  During the first half of 1998, the Registrant acquired the assets and liabilities of Global Stone, Port Inland and Colorado Silica, through business combinations accounted for using the purchase method of accounting. The combined purchase prices of these acquisitions totaled $266,160,000. During the same period of 1997, the Registrant acquired certain assets of a sand screening plant in California and a supplier of blending sand and organic mixes in Ohio for a combined purchase price of $3,400,000.

                  The Registrant's operating activities used cash of $5,356,000 in the first half of 1998 compared to $1,917,000 for the same period of 1997, an increase of $3,439,000. The increase is principally due to the acquisitions of Global Stone and Port Inland, as described in the accompanying Notes to Condensed Consolidated Financial Statements, and the related increase in accounts receivable from the respective dates of acquisition through June 30, 1998. Operating results of the Registrant's business segments are discussed in more detail under "RESULTS OF OPERATIONS."

                  Expenditures for property and equipment, including vessel inspection costs, amounted to $7,392,000 through the first six months of 1998 compared with $20,906,000 for the same period in 1997. During the first six months of 1998 the Registrant's Marine Transportation segment expended $3,562,000 related to vessel inspection costs and various equipment additions on the vessel fleet, while the Industrial Sands segment expended $2,569,000 primarily on plant expansion projects at its Brady, Texas and Orange County, California operations. During the first six months of 1997, the Registrant's Marine Transportation segment purchased two vessels for $17,000,000 and expended $3,160,000 for vessel inspection costs and improvements.

                  In the first half of 1998, the Registrant received payments totaling $6,934,000 related to the sale of its discontinued Engineered Materials Metallurgical treatments business, as more fully discussed in the Notes to Condensed Consolidated Financial Statements. There were no such receipts during the first six months of 1997.

                  The Registrant made long-term debt payments of $21,056,000 during the first six months of 1998 compared with $4,238,000 during the same period of 1997. During the first half of 1998, the Registrant borrowed $222,750,000, at variable interest rates between 8.2% and 9.3%, to finance the Global Stone and Port Inland acquisitions. In June 1997, the Registrant borrowed $15,000,000, at a variable interest rate of 6.19%, against its Revolving Credit facility for the acquisition of two Marine Transportation vessels. In addition, the Registrant assumed $3,400,000 (fixed interest rate of 7.375%) of Title XI Ship Financing Bonds associated with these vessels, of which $2,064,000 was called and retired in June 1997 at a nominal cost.

                  The Registrant declared dividends of $0.40 per share during the first half of 1998 compared with $0.35 per share during the first half of 1997. Dividends paid were $1,906,000 for the first half of 1998 compared with $1,683,000 for the same period of 1997. The Registrant purchased on the open market, and placed in treasury, 14,666 shares of its Common Stock for $561,000 in the first half of 1998 and 63,482 shares for $1,357,000 in the first half of 1997.

                  Anticipated cash flows from operations and current financial resources are expected to meet the Registrant's needs during the remainder of 1998. All financing alternatives are under constant review to determine their ability to provide sufficient funding at the least possible cost.


                              RESULTS OF OPERATIONS
                              ---------------------

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997

                  The Registrant's income from operations increased $3,718,000, or 44.4%, to $12,084,000 on revenues of $78,034,000 for the first six months of 1998, compared with $8,366,000 on revenues of $56,362,000 for the same period of 1997. Net income was $5,229,000 ($1.08 per share - assuming dilution) for the first half of 1998 compared with $5,961,000 ($1.23 per share - assuming dilution) for the first half of 1997. The increases in income from operations and revenues for the first six months of 1998 are attributable to the acquisitions of Global Stone, Port Inland and Colorado Silica and strong operating results of the Registrant's Marine Transportation segment. The decline in net income is primarily due to the fact that in the first half of 1997 the Registrant recorded a gain from the sale of marketable securities of $656,000 and other income of $804,000 from the receipt of insurance proceeds. The net income impact of non-recurring gains and other income recognized during the first half of 1997 was $1,272,000, or $0.26 per share, assuming dilution.

                  Operating results of the Registrant's business segments for the six months ended June 30, 1998 and 1997 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first six months of 1997 that were previously allocated to discontinued operations have been reallocated to the remaining business segments.

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997


Net Sales and Operating Revenues
--------------------------------

                  Marine Transportation: Operating revenues for the Registrant's Marine Transportation segment increased by $3,010,000, or 9.5%, to $34,716,000 for the first six months of 1998, compared with $31,707,000 for the same period in 1997. The increase can be attributed to strong customer demand and good operating conditions on the Great Lakes. The mild winter provided an early start to the sailing season and the weather conditions favorably impacted sailing days and operating activities. Sailing days increased 7.2% to 1,190 during the first six months of 1998 compared with 1,110 during the first six months of 1997. Additionally, tonnage levels increased 6.3% to 8,592,000 for the first half of 1998 compared with 8,082,000 for the same period in 1997. Operations at the segment's Cleveland Bulk Terminal, which commenced operations in April 1997, also contributed modestly to the improvement in operating revenues, accounting for $453,000 of the increase when comparing the first half of 1998 with the first half of 1997.

                  Industrial Sands: Net sales for the Registrant's Industrial Sands segment decreased by $478,000, or 2.0%, to $24,177,000 for the first half of 1998, compared with $24,655,000 for the same period of 1997. The decline in net sales is attributable to a 9.8% decrease in shipments, from 878,000 for the first six months of 1997 to 792,000 for the first six months of 1998. The decreases in tonnage and net sales are related to softness in oil prices and oil field demand, negatively impacting the demand for frac sands provided by the segment's Brady, Texas operations, where tonnage levels and average selling prices decreased 26.2% and 5.8%, respectively. The acquisition of the Colorado Silica operations during March 1998 and the strong performance of the segment's Orange County, California operations tempered the overall decrease in net sales. Although tonnage levels at the Orange County operations declined 11.8% when compared with the same period of 1997, a favorable shift in product mix resulted in an increase in net sales of 28.3% compared with the prior year.

                  Lime and Limestone: Net sales for the Registrant's Lime and Limestone segment include the operations of Port Inland and Global Stone as of their respective purchase dates of April 28, 1998 and May 22, 1998 and totaled $19,141,000 through June 30, 1998.


Cost of Goods Sold and Operating Expenses
-----------------------------------------

                  Marine Transportation: Operating expenses for the Marine Transportation segment totaled $22,445,000 for the first half of 1998, compared with $22,884,000 for the same period in 1997, a decrease of $439,000, or 1.9%. Operating expenses as a percentage of operating revenues improved to 64.7% during the first half of 1998 compared with 72.2% for the first half of 1997, principally due to lower fuel costs, favorable operating conditions and increased efficiencies within the segment's fleet dispatch operations.

                        ---------------------------------

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997

                  Industrial Sands: Cost of goods sold for the Industrial Sands segment increased $500,000, or 3.3%, to $15,455,000 for the first half of 1998 from $14,955,000 for the same period in 1997. The increase in cost of goods sold was primarily attributable to the acquisition of the Colorado Silica operations and the strong operations and volumes at the segment's Orange County operations. The increase in cost of goods sold at these locations was partially offset by a decrease in cost of goods sold at the segment's other locations, as a result of the decreased volumes, particularly at the segment's Brady, Texas operations. Cost of goods sold as a percentage of net sales increased to 63.9% for the first six months of 1998 compared with 60.7% for the first six months of 1997, as a result of the overall decrease in volumes.

                  Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $12,666,000, or 66.2% of net sales, for the six months ended June 30, 1998.


Depreciation, Depletion and Amortization
----------------------------------------

                  Depreciation, depletion and amortization expense increased by $2,925,000, or 84.5%, to $6,387,000 for the first half of 1998 compared with $3,462,000 for the same period of 1997. Of this increase, $2,622,000 relates to the acquisitions of Global Stone and Port Inland and the Industrial Sands acquisitions of Colorado Silica and Kurtz Sports Turf (May 22, 1997). The balance of the increase is principally due to additional depreciation recognized by the Registrant's Marine Transportation segment as a result of the purchase of two vessels in June 1997 and the nature and timing of vessel inspection costs incurred prior to the 1998 sailing season.


General, Administrative and Selling Expenses
--------------------------------------------

                  As a result of the acquisitions described in the accompanying Notes to Condensed Consolidated Financial Statements, total general, administrative and selling expenses increased $2,233,000, or 33.3%, to $8,937,000 for the first six months of 1998 compared with $6,704,000 for the same period of 1997. As a percentage of total revenues, general, administrative and selling expenses remained comparable at approximately 12%.


Income From Operations
----------------------

                  Marine Transportation: Due to the favorable operating conditions previously described, income from operations for the Registrant's Marine Transportation segment increased $3,055,000, to $7,983,000 for the first half of 1998 compared with $4,928,000 for the first half of 1997.

                  Industrial Sands: Income from operations for the Industrial Sands segment declined $1,698,000 to $4,204,000 for the first six months of 1998 compared with $5,902,000 for the same period of 1997. The decline was principally the result of reduced oil field demand for frac sand supplied by the segment's Brady, Texas operations.

                  Lime and Limestone: The acquisitions of Port Inland and Global Stone contributed $2,517,000 to income from operations during the six month period ended June 30, 1998.

                        ---------------------------------

                   SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1997


                  Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $2,620,000 and $2,464,000 for the six month periods ended June 30, 1998 and 1997, respectively.

Other
-----

                  During the first half of 1997, the Registrant recognized gains of $793,000 from asset sales, primarily on the sales of current marketable securities. There were no significant gains on the sale of assets in the first half of 1998. Interest, dividends and other income decreased $1,001,000, or 57.9%, during the first half of 1998, as the comparable period in the prior year included insurance proceeds received. Interest expense for the first half of 1998 increased to $4,447,000, compared with $1,193,000 for the same period of 1997. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs incurred to acquire Global Stone and Port Inland.


                  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

                  The Registrant's income from operations increased $4,172,000, or 55.9%, to $11,631,000 on revenues of $63,726,000 for the three months ended June 30, 1998, compared with $7,459,000 on revenues of $43,576,000 for the same period of 1997. Net income was $5,449,000 ($1.13 per share - assuming dilution) for the three months ended June 30, 1998 compared with $5,109,000 ($1.06 per share - assuming dilution) for the three months ended June 30, 1997. The increases in income from operations and revenues for the three months ended June 30, 1998 can be attributed to the acquisitions of Global Stone and Port Inland and strong operating results of the Registrant's Marine Transportation segment. While both income from operations and revenues improved substantially from the same period in the prior year, the marginal increase in net income is the result of increased interest expense incurred in connection with the Global Stone acquisition.

                  Operating results of the Registrant's business segments for the three months ended June 30, 1998 and 1997 are discussed below. The comments set forth above in the six months comparisons of 1998 with 1997 generally apply, except as noted, when comparing the second quarter to the same period in 1997.


Net Sales and Operating Revenues
--------------------------------

                  Marine Transportation: Operating revenues for the Registrant's Marine Transportation segment increased by $1,189,000, or 3.9%, to $31,608,000 for the second quarter of 1998 compared with $30,419,000 for the same period of 1997. As a result of the favorable weather conditions, sailing days for the second quarter of 1998 increased 3.1% to 1,090 when compared with the second quarter of 1997. Tonnage hauled of 7,500,000 during the second quarter of 1998 was comparable to the tonnage hauled during the second quarter of 1997.

                        ---------------------------------

                  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

                  Industrial Sands: Net sales for the Registrant's Industrial Sands segment decreased by $180,000, or 1.4%, to $12,977,000 for the second quarter of 1998, compared with $13,157,000 for the same period of 1997. The decline in net sales is attributable to an 11.0% decrease in shipments, from 474,000 tons for the second quarter of 1997 to 422,000 tons for the second quarter of 1998. During the second quarter of 1998 tonnage levels at the segment's Brady, Texas operations decreased 74,000 tons, or 32.7%, and average selling prices decreased 2.2% from the same quarter of the prior year principally due to softness in oil prices and oil field demand. The overall decrease in net sales was partially offset by the addition of the Colorado Silica operations and the strong performance of the segment's Orange County operations.

                  Lime and Limestone: Net sales for the Registrant's Lime and Limestone segment include the operations of Port Inland and Global Stone as of their respective purchase dates of April 28, 1998 and May 22, 1998 and totaled $19,141,000 for the second quarter of 1998.


Cost of Goods Sold and Operating Expenses
-----------------------------------------

                  Marine Transportation: Operating expenses for the Marine Transportation segment totaled $20,686,000 for the three months ended June 30, 1998, compared with $22,089,000 for the same period in 1997, a decrease of $1,403,000, or 6.4%. As a result of the improved operating conditions, operating expenses as a percentage of operating revenues improved to 65.4% during the second quarter of 1998 compared with 72.6% for the second quarter of 1997.

                  Industrial Sands: Cost of goods sold for the Industrial Sands segment increased $187,000, or 2.3%, to $8,146,000 for the second quarter of 1998 from $7,959,000 for the same period in 1997. As a result of the overall decrease in volumes, cost of goods sold as a percentage of net sales increased to 62.8% for the second quarter of 1998 compared with 60.5% for the same period of 1997.

                  Lime and Limestone: Cost of goods sold for the Lime and Limestone segment totaled $12,666,000, or 66.2% of net sales, for the second quarter of 1998.

Depreciation, Depletion and Amortization
----------------------------------------

                  Depreciation, depletion and amortization expense more than doubled to a level of $5,426,000 for the second quarter of 1998 compared with $2,686,000 for the same period of 1997. Of this increase, $2,488,000 relates to the acquisitions of Global Stone, Port Inland and Colorado Silica. The balance of the increase is principally due to additional depreciation recognized by the Registrant's Marine Transportation as a result of the purchase of the two vessels in June 1997 and the nature and timing of vessel inspection costs incurred prior to the 1998 sailing season.


General, Administrative and Selling Expenses
--------------------------------------------

                  As a result of the acquisitions previously described, total general, administrative and selling expenses increased $1,760,000, or 52.0%, to $5,142,000 for second quarter of 1998 compared with $3,382,000 for the same period of 1997. As a percentage of total revenues, general, administrative and selling expenses remained comparable at approximately 8%.

                  THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO
                        THREE MONTHS ENDED JUNE 30, 1997

Income From Operations
----------------------

                  Marine Transportation: Due to the favorable operating conditions described previously, income from operations for the Registrant's Marine Transportation segment increased $2,301,000, to $7,723,000 for the second quarter of 1998 compared with $5,422,000 for the second quarter of 1997.

                  Industrial Sands: Income from operations for the Industrial Sands segment declined $656,000 to $2,630,000 for the second quarter of 1998 compared with $3,286,000 for the same period of 1997.

                  Lime and Limestone: The acquisitions of Port Inland and Global Stone contributed $2,517,000 to income from operations for the second quarter of 1998.

                  Corporate and Other: Certain general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $1,239,000 and $1,249,000 for the three month periods ended June 30, 1998 and 1997, respectively.

Other
-----

                  Interest, dividends and other income decreased $909,000, or 78.4% during the second quarter of 1998, as the comparable period in 1997 included insurance proceeds received. Interest expense for the second quarter of 1998 increased $3,018,000 to $3,667,000 in the second quarter of 1998 compared with $649,000 for the same period of 1997. The increase in interest expense is principally the result of increased debt levels related to the Global Stone and Port Inland acquisitions.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK

           Not applicable.

PART II.  OTHER INFORMATION
---------------------------


ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

         On June 26, the United States Supreme Court denied the Registrant's Petition for a Writ of Certiorari in Oglebay Norton Company v. Lois E. Jensen, et al., and the matter will now proceed to retrial on the issue of damages. As explained in the Registrant's 1997 Annual Report on Form 10-K, the Registrant does not believe that a decision in favor of the plaintiffs would have a material adverse effect upon its financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

         On July 29,1998 the Registrant held its Annual Meeting of Stockholders, during which three proposals were considered and decided favorably.

         Proposal I asked the stockholders to approve the Director Fee Deferral Plan enabling non-employee Directors to defer some or all of the fees earned by them for services as a Director of the Registrant.

         Proposal II asked the stockholders to approve the Performance Option Agreement with Mr. John N. Lauer, who was appointed President and Chief Executive Officer of the Registrant on December 17, 1997.

         Proposal III related to the election of three directors to a three-year term expiring in 2001. The directors nominated were Malvin E. Bank, William G. Bares and John D. Weil.


Set forth below is the final tabulation of voting for each proposal.


-----------------------------------------------------------------------------------------------------------
     Proposal/Director        Shares in Favor  Shares Abstained      Shares Against     Broker Shares Not
                                                                                               Voted
-----------------------------------------------------------------------------------------------------------
Director Fee Deferral Plan       3,645,528           17,692              98,286               868,533
Performance Options              3,370,556           27,715             363,235               868,533
Mr. Bank                         3,806,207          321,541               -0-                 502,691
Mr. Bares                        3,810,943          316,805               -0-                 502,691
Mr. Weil                         3,811,055          316,693               -0-                 502,691
-----------------------------------------------------------------------------------------------------------

Directors continuing in office after the meeting are Brent D. Baird, James T. Bartlett, Albert C. Bersticker, R. Thomas Green, Jr., Ralph D. Ketchum, John N. Lauer, and William G. Pryor.

ITEM 5.  OTHER MATTERS
-------  -------------

         On July 29, 1998, the Board of Directors of the Registrant unanimously elected John N. Lauer to the position of Chairman of the Board. Mr. Lauer is also the President and Chief Executive Officer of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------  --------------------------------


(a)   Exhibits

----------------------------------------------------------------------------------------------
10.1                    Form of Change-In-Control          Incorporated by Reference from
                        Agreements with Executive          Exhibit 10(d)(3) in the
                        Officers and Key Employees         Registrant's Annual Report on
                                                           Form 10-K for the fiscal year
                                                           ended December 31, 1996.
                                                           Schedule filed herewith as
                                                           Exhibit 10.1
----------------------------------------------------------------------------------------------
10.2                    Credit Agreement dated as          Filed herewith as Exhibit 10.2
                        of May 15, 1998 among Oglebay
                        Norton Company, as Borrower,
                        various financial institutions,
                        as Banks, and KeyBank National
                        Association, as agent
----------------------------------------------------------------------------------------------
10.3                    Senior Subordinated Increasing     Filed herewith as Exhibit 10.3
                        Rate Notes
                        Note Purchase Agreement dated
                        as of May 15, 1998 among Oglebay
                        Norton Company, and The Guarantors
                        Party Hereto and CIBC Oppenheimer
                        Corp., as Purchaser
----------------------------------------------------------------------------------------------
10.4                    Separation Agreement and Release   Filed herewith as Exhibit 10.4
                        between the Company and Paul V.
                        Gorman
----------------------------------------------------------------------------------------------
27                      Financial Data Schedule
----------------------------------------------------------------------------------------------
99                      Two Press Releases dated July 29,  Filed herewith as Exhibit 99
                        1998
----------------------------------------------------------------------------------------------



(b)  On June 5, 1998, the Registrant filed a Current Report on Form 8-K, under item 2, to report Oglebay Norton Acquisition Company Limited's acquisition of all of the outstanding shares of Global Stone Corporation. On August 3, 1998, the Registrant amended the Form 8-K to file the financial statements and pro forma financial information required by items 7(a) and 7(b) of Form 8-K.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                              OGLEBAY NORTON COMPANY


DATE:  August 14, 1998                  By:      /s/ David H. Kelsey
                                            -------------------------------
                                                   David H. Kelsey
                                                 Vice President and
                                               Chief Financial Officer