Form 10-Q
period 1998-09-30
OGLEBAY NORTON CO
filed 1998-11-17
CIK 73918

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





        For Quarter Ended September 30, 1998 Commission File Number 0-663
                          ------------------                        -----

                             OGLEBAY NORTON COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                  34-0158970
        ------------------------------                  -------------------
        (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                  Identification No.)


         1100 Superior Avenue          Cleveland, Ohio        44114-2598
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


                  Yes   X                         No
                      -----                          -----

Shares of Common Stock outstanding at October 31, 1998:  4,765,431
                                                        -----------

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                                      INDEX



                                                              PAGE NUMBER
                                                              -----------

   PART I.  FINANCIAL INFORMATION
   ------------------------------

         Condensed Consolidated Balance
         Sheet - September 30, 1998 (Unaudited) and
         December 31, 1997                                       3

         Condensed Consolidated Statement of
         Operations (Unaudited) - Three Months
         Ended September 30, 1998 and 1997 and Nine
         Months Ended September 30, 1998 and 1997                4

         Condensed Consolidated Statement of
         Cash Flows (Unaudited) - Nine Months
         Ended September 30, 1998 and 1997                       5

         Notes to Condensed Consolidated Financial
         Statements                                              6 - 9

         Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                              10-17



   PART II.  OTHER INFORMATION                                   18-19
   ---------------------------

                      PART I. ITEM 1. FINANCIAL INFORMATION
                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                           SEPTEMBER 30     December 31
                                                                               1998             1997
                                                                           ------------    ------------

CURRENT ASSETS
  Cash and cash equivalents                                                $  2,910,660    $ 29,885,922

  Accounts receivable, less reserve for doubtful accounts
    (1998-$921,000; 1997-$723,000)                                           47,153,911      22,292,432


  Inventories
    Raw materials and finished products                                      18,783,748       1,210,940
    Operating supplies                                                        7,938,143       3,382,764
                                                                           ------------    ------------
                                                                             26,721,891       4,593,704
  Deferred income taxes                                                       3,050,091       3,050,091
  Prepaid insurance and other expenses                                        4,458,834       1,300,715
  Discontinued operations                                                            -0-     15,571,082
                                                                           ------------    ------------

      TOTAL CURRENT ASSETS                                                   84,295,387      76,693,946



PROPERTIES, PLANT, EQUIPMENT AND
    MINERAL RESERVES
      Property, plant and equipment                                         588,147,114     304,958,566
      Minerals reserves                                                      47,541,624              -0-
                                                                           ------------    ------------
                                                                            635,688,738     304,958,566
  Less allowances for depreciation,
   depletion and amortization                                               216,366,071     154,022,177
                                                                           ------------    ------------
                                                                            419,322,667     150,936,389





EXCESS OF COST OVER NET ASSETS
    OF BUSINESSES ACQUIRED                                                   46,131,595       5,337,459

PREPAID PENSION COSTS                                                        29,140,883      25,361,290


OTHER ASSETS                                                                 22,472,635       5,123,246
                                                                           ------------    ------------
                                                                           $601,363,167    $263,452,330
                                                                           ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                           SEPTEMBER 30     December 31
                                                                              1998              1997
                                                                           -------------   ------------

CURRENT LIABILITIES
  Current portion of long-term debt                                        $ 11,277,565    $  9,086,708
  Accounts payable                                                           15,262,909       6,875,498
  Payrolls and other accrued compensation                                     7,685,595       7,547,241
  Accrued expenses                                                           17,408,643      12,150,509
  Income taxes                                                                3,846,169       2,277,749
                                                                          -------------    ------------

      TOTAL CURRENT LIABILITIES                                              55,480,881      37,937,705








LONG-TERM DEBT, less current portion                                        309,534,847      38,445,616
POSTRETIREMENT BENEFITS OBLIGATIONS                                          27,724,111      24,341,252
OTHER LONG-TERM LIABILITIES                                                  22,491,216      23,901,405
DEFERRED INCOME TAXES                                                        58,008,687      21,109,949


  STOCKHOLDERS' EQUITY
  Preferred stock, without par value,
    authorized 5,000,000 shares;
    none issued                                                                      -0-             -0-
  Common stock, par value $1 per share,
    authorized 10,000,000 shares;
    issued 7,253,332 shares                                                   7,253,332       7,253,332
  Additional capital                                                          7,362,791       6,288,822
  Retained earnings                                                         146,677,983     138,628,719
  Accumulated other comprehensive income                                      1,097,230              -0-
                                                                          -------------    ------------
                                                                            162,391,336     152,170,873

  Treasury stock, at cost - 2,486,936
    and 2,501,152 shares at respective dates                                (33,910,573)    (33,739,795)
  Unallocated Employee Stock Ownership
    Plan shares                                                                (357,338)       (714,675)
                                                                          -------------    ------------
                                                                            128,123,425     117,716,403
                                                                          -------------    ------------
                                                                          $ 601,363,167    $263,452,330
                                                                          =============    ============


See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)



                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30                       September 30
                                                         -------------------------------     -------------------------------
                                                               1998              1997              1998              1997
                                                               ----              ----              ----              ----

REVENUES
  Net sales                                              $  53,298,806     $  13,177,978     $  96,616,758     $  37,833,198
  Operating revenues                                        32,546,220        32,424,231        67,262,283        64,130,740
                                                         -------------     -------------     -------------     -------------
                                                            85,845,026        45,602,209       163,879,041       101,963,938

COSTS AND EXPENSES
  Cost of goods sold                                        34,538,255         8,232,143        62,719,048        23,178,473
  Operating expenses                                        20,694,897        20,908,107        43,139,627        43,792,081
  Depreciation, depletion and amortization                   7,848,950         2,907,390        14,236,421         6,369,574
  General, administrative and
    selling expenses                                         7,025,956         3,343,351        15,963,385        10,046,937
                                                         -------------     -------------     -------------     -------------
                                                            70,108,058        35,390,991       136,058,481        83,387,065
                                                         -------------     -------------     -------------     -------------

INCOME FROM OPERATIONS                                      15,736,968        10,211,218        27,820,560        18,576,873

Gain on sale of assets                                         187,239            36,700           231,676           829,734
Interest, dividends and other income                           403,755           242,377         1,131,377         1,971,065
Other expense                                               (  434,209)         (627,320)       (1,478,643)       (2,003,080)
Interest expense                                            (7,441,270)         (826,582)      (11,888,506)       (2,020,025)
                                                         -------------     -------------     -------------     -------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                        8,452,483         9,036,393        15,816,464        17,354,567
Income taxes                                                 2,773,000         2,605,350         4,908,000         4,987,569
                                                         -------------     -------------     -------------     -------------

INCOME FROM CONTINUING OPERATIONS                            5,679,483         6,431,043        10,908,464        12,366,998

Discontinued operations                                            -0-            45,203               -0-            70,702
                                                         -------------     -------------     -------------     -------------

NET INCOME                                               $   5,679,483     $   6,476,246     $  10,908,464     $  12,437,700
                                                         =============     =============     =============     =============

Income per share of common stock - basic:
  Continuing operations                                  $        1.19     $        1.35     $        2.29     $        2.58
  Discontinued operations                                          -0-               .01               -0-               .01
                                                         -------------     -------------     -------------     -------------

NET INCOME PER SHARE - BASIC                             $        1.19     $        1.36     $        2.29     $        2.59
                                                         =============     =============     =============     =============

Income per share of common stock - assuming dilution:
  Continuing operations                                  $        1.19     $        1.34     $        2.28     $        2.57
  Discontinued operations                                          -0-               .01               -0-               .01
                                                         -------------     -------------     -------------     -------------

NET INCOME PER SHARE - ASSUMING DILUTION                 $        1.19     $        1.35     $        2.28     $        2.58
                                                         =============     =============     =============     =============

DIVIDENDS PER SHARE OF COMMON STOCK                      $         .20     $         .20     $         .60     $         .55
                                                         =============     =============     =============     =============




See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



                                                                            Nine Months Ended
                                                                               September 30
                                                                     -------------------------------
                                                                           1998              1997
                                                                           ----              ----

OPERATING ACTIVITIES
  Net income                                                         $  10,908,464     $  12,437,700
  Adjustments to reconcile net income to
     net cash provided by operating activities:
     Depreciation, depletion and amortization                           14,236,420         6,369,574
     Deferred income taxes                                                 129,413           906,000
     Gain on sale of assets                                            (   231,676)      (   829,734)
     Prepaid pension costs                                             ( 3,776,983)      ( 2,701,975)
     Deferred vessel maintenance costs                                 ( 1,189,980)      ( 1,474,761)
     Increase in accounts receivable                                   ( 6,859,222)      ( 2,099,337)
     Increase in inventories                                           ( 2,817,599)      (   254,105)
     Decrease in accounts payable                                      (   181,362)      ( 2,718,101)
     Decrease in payrolls and other accrued compensation               (   887,660)      (   810,323)
     (Decrease) increase in accrued expenses                           (   555,719)          526,769
     Increase in income taxes                                            1,486,079           514,574
     Operating activities of discontinued operations - net                     -0-         1,819,583
     Other operating activities                                          1,710,355       ( 1,087,811)
                                                                     -------------     -------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                 11,970,530        10,598,053

INVESTING ACTIVITIES
     Capital expenditures                                             ( 13,115,134)      (23,635,805)
     Proceeds from sale of assets                                          661,312         1,362,325
     Acquisition of businesses                                        (242,660,722)      ( 1,600,000)
     Proceeds from the sale of discontinued operations                   9,047,112                -0-
     Investing activities of discontinued operations - net                     -0-       ( 1,725,915)
                                                                     -------------     -------------

              NET CASH USED FOR INVESTING ACTIVITIES                  (246,067,432)      (25,599,395)

FINANCING ACTIVITIES
     Additional long-term debt                                         292,000,000        17,000,000
     Payments on long-term debt                                       ( 72,569,772)      ( 4,357,338)
     Financing costs                                                  (  9,042,043)               -0-
     Payments of dividends                                            (  2,859,201)      ( 2,633,088)
     Purchases of treasury stock                                      (    560,868)      ( 1,969,984)
                                                                     -------------     -------------

              NET CASH PROVIDED BY FINANCING ACTIVITIES                206,968,116         8,039,590

     Effect of exchange rate changes on cash and cash equivalents          153,524                -0-
                                                                     -------------     -------------

     Decrease in cash and cash equivalents                            ( 26,975,262)      ( 6,961,752)

CASH AND CASH EQUIVALENTS, JANUARY 1                                    29,885,922        21,850,282
                                                                     -------------     -------------

CASH AND CASH EQUIVALENTS, SEPTEMBER 30                              $   2,910,660     $  14,888,530
                                                                     =============     =============



See notes to condensed consolidated financial statements.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and notes to the condensed consolidated financial statements necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Management of the Registrant, however, believes that all adjustments considered necessary for a fair presentation of the results of operations for such periods have been made. The accompanying condensed consolidated financial statements have been reclassified to report separately the operating results of the Registrant's discontinued Engineered Materials business segment for the three and nine month periods ended September 30, 1997. Additionally, certain amounts in the prior year have been reclassified to conform with the 1998 condensed consolidated financial statement presentation. For further information, refer to the consolidated financial statements and notes thereto included in the Registrant's 1997 Annual Report on Form 10-K.

2. Operating results are not necessarily indicative of the results to be expected for the year, due to the seasonal nature of certain aspects of the Registrant's business. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Registrant's condensed consolidated financial statements. Actual results could differ from those estimates and assumptions.

3. On March 9, 1998, the Registrant's Industrial Sands segment acquired 100% of the outstanding shares of Colorado Silica Sands, Inc. ("Colorado Silica") for $4,523,000 in cash and a note payable of $1,337,000. The addition of this operation is not expected to have a material impact on the results of operations of the Registrant.

     On April 28, 1998, Oglebay Norton Limestone Company, a wholly-owned subsidiary of the Registrant, purchased the Port Inland, Michigan limestone operations of Minerals Technologies Inc. for $34,300,000. The acquisition, renamed Global Stone Port Inland, Inc. ("Port Inland"), included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing limestone, chemical limestone and construction aggregate to the iron and steel, chemical, environmental, agricultural and construction industries. The purchase price was financed using the Registrant's variable rate revolving credit agreement in place at the time of the acquisition.

     On May 22, Oglebay Norton Acquisition Company Limited, an indirect wholly-owned subsidiary of the Registrant, acquired all of the outstanding common shares of Global Stone Corporation ("Global Stone"), a publicly traded Canadian company. Global Stone, which at the time of acquisition had eight operations in the United States and Canada, is engaged in the mining, production and marketing of lime, chemical limestone and construction aggregate used in a variety of manufacturing processes and industries, including iron and steel, pulp and paper, chemical, environmental, agricultural and construction. The total purchase price of $226,000,000, including $54,000,000 of net debt, was financed through borrowings under a three year, $215,000,000 bank revolving credit facility ("Senior Credit Facility") and a private placement of $100,000,000 in ten year senior subordinated debt ("Senior Subordinated Facility"). The new borrowings replaced the Registrant's existing variable rate revolving credit and term loan agreements, which were retired using the proceeds from the Senior Credit Facility. The Registrant incurred $9,042,000 in financing costs associated with the Senior Credit and Senior Subordinated Facilities. The financing costs are being amortized over the terms of the respective agreements and are included within Other Assets as of September 30, 1998.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     On August 31, 1998, Global Stone (U.S.A.) Inc. an indirect wholly-owned subsidiary of the Registrant, purchased the assets of Filler Products, Inc. a privately owned producer of chemical limestone in Chatsworth, Georgia, for $24,000,000. The acquisition, renamed Global Stone Filler Products, Inc. ("Filler Products"), included inventories, land, mineral reserves, equipment and other tangible property used in the business of mining, processing, marketing and distributing chemical limestone, to the carpet and decorative gardening industries. The purchase price was financed using cash on hand and borrowings under the Registrant's Senior Credit Facility.

     The above four acquisitions have been recorded applying the purchase method of accounting and the purchase price allocations are preliminary. Upon final determination, the purchase prices will be allocated to the assets and liabilities acquired based on the fair value of the assets acquired.

     The following unaudited pro forma information presents a summary of consolidated results of operations for the Registrant and the acquisitions of Global Stone and Port Inland for the nine month periods ending September 30, 1998 and 1997 as if the acquisitions had occurred on January 1, 1997. The pro forma adjustments give effect to the acquisitions under the purchase method of accounting and (i) the amortization of goodwill, (ii) the amortization of the write-up of mineral reserves to fair market value,
     (iii) the interest expense on debt incurred to fund the acquisitions and
     (iv) the related income tax effects. This unaudited pro forma information
     (i) assumes that the Registrant incurred all acquisition related debt as of January 1, 1997, (ii) included operating results for periods of time prior to the Registrant's ownership for certain business segments and (iii) does not take into consideration any expense reductions or the expected future benefits from Global Stone's significant capital expenditures made prior to its acquisition by the Registrant. Additionally, the unaudited pro forma information does not reflect any other events that may occur in the future.

                                                   Nine Months Ended September 30
                                                -----------------------------------------
                                                        1998                1997
                                                        ----                ----
                                                (In thousands, except earnings per share)

          Revenues                                  $    212,000     $    202,000
          Net Income                                       4,200            5,800
          Earnings per share - basic                        0.89             1.21
          Earnings per share - assuming dilution            0.88             1.20
          EBITDA                                          47,900           42,200
          EBITDA margin percentage                          22.6%            20.9%

               (EBITDA is defined as income before (i) income taxes, (ii) interest, (iii) depreciation, amortization and depletion, (iv) non-recurring gains and other income (as described below) and
               (v) in 1997, an unusual item related to a flood at an operating unit of Global Stone. EBITDA is not a measure of performance under generally accepted accounting principles ("GAAP") . EBITDA should not be considered as a substitute for net income or other income or cash flow data prepared in accordance with GAAP or as a measure of profitability or liquidity. The Registrant's definition of EBITDA may not be comparable to that of other companies.)

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     During the first nine months of 1997, the Registrant recorded a gain on the sale of marketable securities of $656,000 and other income of $804,000 from the receipt of insurance proceeds. The net income impact of non-recurring gains and other income recognized during the first nine months of 1997 was $1,272,000 or $0.27 per share - assuming dilution. Excluding these non-recurring items, pro forma net income and earnings per share would have been:

                                             Nine Months Ended September 30, 1997
                                           -----------------------------------------
                                           (In thousands, except earnings per share)

          Net Income                                     $    4,500
          Earnings per share - basic                           0.94
          Earnings per share - assuming dilution               0.93

     On May 15, 1998, the Registrant sold the assets of its Engineered Materials metallurgical treatment operations for $14,573,000, which included a cash payment of $3,650,000 and notes receivable of $10,923,000. The notes receivable will be paid over a four year period, beginning in 1999 with a final payment of $2,400,000 in June 2003. As of September 30, 1998, $6,292,000 relating to these notes is included within Other Assets. The Engineered Materials segment was classified as a discontinued operation at December 31, 1997.

4. In the first quarter of 1998, the Registrant adopted Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income". Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. Accordingly, foreign currency translation adjustments have been recorded as a separate component of Stockholders Equity. The following reconciles net income to comprehensive income under SFAS 130 (in thousands):

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,           September 30,
                                                 ------------------       -----------------

                                                 1998       1997          1998       1997
                                                -------    -------       -------    -------

          Net income                            $ 5,679    $ 6,476       $10,908    $12,438

          Other comprehensive income:
          ---------------------------
                Foreign currency
                     translation adjustments      1,097        -0-         1,097        -0-
                                                -------    -------       -------    -------

          Comprehensive income                  $ 6,776    $ 6,476       $12,005    $12,438
                                                =======    =======       =======    =======


     In the first quarter of 1998, the Registrant also adopted Statement of Financial Accounting Standard (SFAS) No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". SFAS No 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans and, accordingly, does not have any effect on the Registrant's financial position or results of operations.

                     OGLEBAY NORTON COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


     The Registrant will adopt, as required, Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" at the end of 1998. SFAS No. 131 requires the Registrant to provide information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. It also requires certain related disclosures about products and services, geographic areas and major customers. The Registrant is not required to, and has elected not to, report segment information in its interim financial statements during 1998.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 is effective for years beginning after June 15, 1999. Adoption of the new Standard is not expected to have a material impact on the results of operations or financial position of the Registrant.

     The calculation of net income per share-basic and net income per share-assuming dilution follows (in thousands, except per share data):


                                         Three Months Ended     Nine Months Ended
                                            September 30          September 30
                                         ------------------    ------------------

                                          1998       1997       1998       1997
                                         -------    -------    -------    -------
          Net income per share-basic:
          ---------------------------
          Net income                     $ 5,679    $ 6,476    $10,908    $12,438

          Average number of
            shares outstanding             4,772      4,764      4,771      4,793
                                         =======    =======    =======    =======

          Net income per share           $  1.19    $  1.36    $  2.29    $  2.59
                                         =======    =======    =======    =======


                                         Three Months Ended     Nine Months Ended
                                            September 30          September 30
                                         ------------------    ------------------

                                          1998       1997       1998       1997
                                         -------    -------    -------    -------
         Net  income per share-
         -----------------------
           assuming dilution:
           ------------------
          Net income                     $ 5,679    $ 6,476    $10,908    $12,438

          Average number of shares
            outstanding                    4,772      4,764      4,771      4,793
          Dilutive effect of stock plans      17         36         24         30
                                         -------    -------    -------    -------
          Adjusted average number of
            shares outstanding             4,789      4,800      4,795      4,823
                                         =======    =======    =======    =======

          Net income per share           $  1.19    $  1.35    $  2.28    $  2.58
                                         =======    =======    =======    =======

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                  Management's Discussion and Analysis of Financial Condition and Results of Operations may contain statements concerning certain trends and other forward-looking information, within the meaning of certain safe harbor provisions of the federal securities laws. Such forward-looking statements are subject to uncertainties and factors relating to the Registrant's operations and business environment, all of which are difficult to predict and many of which are beyond the control of the Registrant. The Registrant believes that the following factors, among others, could affect its future performance and cause actual results to differ materially from those expressed or implied by forward-looking statements made by or on behalf of the Registrant: (1) unfavorable weather conditions; (2) fluctuations in oil prices; (3) steel production; (4) changes in the demand for the Registrant's products or services due to changes in technology; (5) Great Lakes and Mid-Atlantic construction activity; (6) the California economy and population growth rates in the Southwestern United States; (7) labor unrest; (8) the loss or bankruptcy of major customers; and (9) year 2000 software conversion failures of vendors, suppliers and customers.

                  Due to the seasonal nature of certain aspects of the Registrant's business, the operating results and cash flows for the first nine months of the year are not necessarily indicative of the results to be expected for the full year.

                               FINANCIAL CONDITION
                               -------------------

                  During the first nine months of 1998, the Registrant acquired the assets and liabilities of Global Stone Inc. ("Global Stone") and Colorado Silica, Inc. ("Colorado Silica") and the assets of the Port Inland, Michigan operations of Minerals Technologies, Inc. (subsequently renamed Global Stone Port Inland ("Port Inland")) and Filler Products, Inc. (subsequently renamed Global Stone Filler Products ("Filler Products")). These acquisitions were accounted for as business combinations accounted using the purchase method of accounting. The combined purchase prices of these acquisitions totaled $290,160,000. During the first nine months of 1997, the Registrant acquired certain assets of a sand screening plant in California and a supplier of blending sand and organic mixes in Ohio. The combined purchase prices of these assets totaled $3,400,000.

                  The Registrant's operating activities provided cash of $11,971,000 in the first nine months of 1998 compared to $10,598,000 for the same period of 1997 reflecting an increase of $1,373,000. The increase in cash provided by operations during the first nine months of 1998 compared to the same period of 1997 is principally due to the operating activities of the acquisitions of Global Stone and Port Inland, as described in the accompanying Notes to Condensed Consolidated Financial Statements. Operating results of the Registrant's business segments are discussed in more detail under "RESULTS OF OPERATIONS".

                  Expenditures for property and equipment, including vessel inspection costs, amounted to $13,115,000 through the first nine months of 1998 compared with $23,636,000 for the same period in 1997. During the first nine months of 1998, the Registrant's Marine Transportation segment expended $3,552,000 related to vessel inspection costs and various equipment additions on the vessel fleet, while the Industrial Sands segment expended $4,108,000 primarily on plant expansion projects at the Brady, Texas and Orange County, California operations. The Registrant's Lime and Limestone segment expended $5,430,000 for various capital projects through the first nine months of 1998. During the first nine months of 1997, the Registrant's Marine Transportation segment purchased two vessels for $17,000,000 and expended $3,219,000 for vessel inspection costs and various additions to vessels, while the Industrial Sands segment expended $3,218,000 in various capital projects.

                  During the first nine months of 1998, the Registrant received installment payments totaling $9,047,000 related to the sale of its discontinued Engineered Materials segment. While there were no such receipts during the first nine months of 1997, the discontinued operations used $1,726,000 for investing activities, principally for various capital expenditures.

                  The Registrant made long-term debt payments of $72,570,000 during the first nine months of 1998 compared with $4,357,000 during the same period of 1997. During the first nine months of 1998, the Registrant borrowed $292,000,000 ($192,000,000 on the Senior Credit Facility and $100,000,000 under the Senior Subordinated Facility) to finance the Global Stone and Filler Products acquisitions. The interest rate on the Senior Credit Facility, which approximated 7.8% at September 30, 1998, is based on LIBOR interest rates, plus an applicable margin, while interest accrues at a fixed rate of 9.4% on the Senior Subordinated Facility. In June 1997, the Registrant borrowed $15,000,000, at a variable interest rate of 6.2%, against its then existing Revolving Credit facility for the acquisition of two Marine Transportation vessels. During July 1997, the Registrant refinanced the entire $17,000,000 purchase amount under a 10 year term loan with a bank at a fixed interest rate of 7.3%.

                  The Registrant declared dividends of $0.60 per share during the first nine months of 1998 compared with $0.55 per share for the same period of 1997. Dividends paid were $2,859,000 for the first nine months of 1998 compared with $2,633,000 for the same period of 1997. The Registrant purchased on the open market, and placed in treasury, 14,666 shares of its Common Stock for $561,000 during the first nine months of 1998 and 87,990 shares for $1,970,000 during the first nine months of 1997.

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


                              RESULTS OF OPERATIONS
                              ---------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                  The Registrant's income from operations increased $9,244,000, or 49.8%, to $27,821,000 on revenues of $163,879,000 for the first nine months of 1998, compared with $18,577,000 on revenues of $101,964,000 for the same period of 1997. Net income was $10,908,000 ($2.28 per share - assuming dilution) for the first nine months of 1998 compared with $12,438,000 ($2.58 per share assuming dilution) for the first nine months of 1997. The increases in income from operations and revenues for the first nine months of 1998 are attributable to the acquisitions of Global Stone, Port Inland, Colorado Silica and Filler Products and strong operating results of the Registrant's Marine Transportation segment. The decline in net income is primarily due to increased interest expense on borrowings used to fund the 1998 acquisitions and a higher effective tax rate. Additionally, the Registrant recorded a gain from the sale of marketable securities of $656,000 and $804,000 in other income from the receipt of insurance proceeds during in the first nine months of 1997. The net income impact of non-recurring gains and other income recognized during the first nine months of 1997 was $1,272,000, ($0.27 per share - assuming dilution).

                        ---------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                  Operating results of the Registrant's business segments for the nine months ended September 30, 1998 and 1997 are discussed below. It is the policy of the Registrant to allocate a portion of corporate general and administrative expenses to its business segments. Corporate general and administrative expenses for the first nine months of 1997 that were previously allocated to discontinued operations have been reallocated to the remaining business segments.

Net Sales and Operating Revenues
--------------------------------

                  Marine Transportation. Operating revenues for the Registrant's Marine Transportation segment increased by $3,132,000, or 4.9%, to $67,263,000 for the first nine months of 1998, compared with $64,131,000 for the same period in 1997. The increase can be attributed to strong customer demand and good operating conditions on the Great Lakes. The mild winter provided an early start to the sailing season and the weather conditions favorably impacted sailing days and operating activities. Sailing days increased 3.6% to 2,294 during the first nine months of 1998 compared with 2,214 during the same period of 1997. Tonnage levels increased 0.8% to 16,307,000 for the first nine months of 1998 compared with 16,171,000 for the same period in 1997. Additionally, a shift in the product mix of tonnage levels hauled improved operating revenues during the first nine months of 1998 compared with 1997.

                  Industrial Sands. Net sales for the Registrant's Industrial Sands segment decreased by $932,000, or 2.5%, to $36,901,000 for the first nine months of 1998, compared with $37,833,000 for the same period of 1997. The decline in net sales is attributable to a 9.2% decrease in shipments, from 1,359,000 for the first nine months of 1997 to 1,234,000 for the first nine months of 1998. The decreases in tonnage and net sales are related to softness in oil prices and related oil field demand. Accordingly, the demand for frac sands provided by the segment's Brady, Texas operations, were negatively impacted as tonnage levels and average selling prices decreased. The acquisition of the Colorado Silica operations during March 1998 and the strong performance of the segment's Orange County, California operations tempered the overall decrease in net sales. Although tonnage levels at the Orange County operations declined when compared with the same period of 1997, a favorable shift in product mix resulted in an increase in net sales when compared with the prior year.

                  Lime and Limestone. Net sales for the Registrant's Lime and Limestone segment include the operations of Port Inland, Global Stone and Filler Products as of their respective purchase dates of April 28, May 22, and August 31, 1998 and totaled $59,716,000 through September 30, 1998.


Cost of Goods Sold and Operating Expenses
-----------------------------------------

                  Marine Transportation. Operating expenses for the Marine Transportation segment totaled $43,140,000 for the first nine months of 1998, compared with $43,792,000 for the same period in 1997, a decrease of $652,000, or 1.5%. Operating expenses as a percentage of operating revenues improved to 64.1% during the first nine months of 1998 compared with 68.3% for the same period of 1997, principally due to lower fuel costs, favorable operating conditions and increased efficiencies within the segment's fleet dispatch operations.

                        ---------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                  Industrial Sands. Cost of goods sold for the Industrial Sands segment increased less than 1% for the first nine months of 1998 compared with the same period of 1997. Cost of goods sold as a percentage of net sales was 63.0% for the first nine months of 1998 compared with 61.3% for the first nine months of 1997. The marginal increase in cost of goods sold was primarily attributable to the lower overall tonnage levels.

                  Lime and Limestone. Cost of goods sold for the Lime and Limestone segment totaled $38,770,000, or 64.9% of net sales, for the nine months ended September 30, 1998.


Depreciation, Depletion and Amortization
----------------------------------------

                  Depreciation, depletion and amortization expense increased by $7,866,000 to $14,236,000 for the first nine months of 1998 compared with $6,370,000 for the same period of 1997. Of this increase, $7,238,000 relates to the acquisitions consummated during the first nine months of 1998. The balance of the increase is principally due to additional depreciation recognized by the Registrant's Marine Transportation segment as a result of the purchase of two vessels in June 1997 and the nature and timing of vessel inspection costs incurred prior to the 1998 sailing season.


General, Administrative and Selling Expenses
--------------------------------------------

                  As a result of the acquisitions described in the accompanying Notes to Condensed Consolidated Financial Statements, total general, administrative and selling expenses increased $5,916,000, or 58.9%, to $15,963,000 for the first nine months of 1998 compared with $10,047,000 for the same period of 1997. As a percentage of total revenues, general, administrative and selling expenses remained comparable at approximately 10.0%.


Income From Operations
----------------------

                  Marine Transportation. Due to the favorable operating conditions previously described, income from operations for the Registrant's Marine Transportation segment increased $3,058,000 to $16,513,000 for the first nine months of 1998 compared with $13,455,000 for the first nine months of 1997.

                  Industrial Sands. Income from operations for the Industrial Sands segment declined $2,101,000 to $6,701,000 for the first nine months of 1998 compared with $8,802,000 for the same period of 1997. The decline was principally the result of reduced oil field demand for frac sand supplied by the segment's Brady, Texas operations, partially offset by the addition of the Colorado Silica operations and improvements in product mix at the segment's Orange County operations.

                  Lime and Limestone. The acquisitions of Port Inland, Global Stone and Filler Products contributed $8,434,000 to income from operations during the nine month period ended September 30, 1998.

                        ---------------------------------

                NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                  Corporate and Other. Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $3,827,000 and $3,680,000 for the nine month periods ended September 30, 1998 and 1997, respectively.

Other
-----

                  During the first nine months of 1998, the Registrant recognized gains of $232,000 from asset sales compared with $830,000 for the same period of 1997. The decrease in gains is principally due to the sale of marketable securities during the first nine months of 1997. All available for sale marketable securities were liquidated prior to 1998. Interest, dividends and other income decreased $840,000, or 42.6%, during the first nine months of 1998, as the comparable period in the prior year included gains recognized on life insurance proceeds received. Interest expense for the first nine months of 1998 increased to $11,889,000, compared with $2,020,000 for the same period of 1997. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs incurred to acquire Port Inland, Global Stone and Filler Products.


                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                  The Registrant's income from operations increased $5,526,000, or 54.1%, to $15,737,000 on revenues of $85,845,000 for the three months ended September 30, 1998, compared with $10,211,000 on revenues of $45,602,000 for the same period of 1997. Net income was $5,679,000 ($1.19 per share - assuming dilution) for the three months ended September 30, 1998 compared with $6,476,000 ($1.35 per share - assuming dilution) for the three months ended September 30, 1997. The increases in income from operations and revenues for the three months ended September 30, 1998 can be attributed to the acquisitions of Global Stone, Port Inland and Filler Products and strong operating results of the Registrant's Marine Transportation segment. While both income from operations and revenues improved substantially from the same period in the prior year, the marginal decrease in net income is the result of increased interest expense on borrowings to fund the acquisitions and a higher effective tax rate.

                  Operating results of the Registrant's business segments for the three months ended September 30, 1998 and 1997 are discussed below. The comments set forth above in the nine months comparisons of 1998 with 1997 generally apply, except as noted, when comparing the third quarter to the same period in 1997.


Net Sales and Operating Revenues
--------------------------------

                  Marine Transportation. Operating revenues for the Registrant's Marine Transportation segment of $32,546,000 for the third quarter of 1998 were comparable to operating revenues of $32,424,000 for the same period of 1997. Third quarter 1998 sailing days and tonnage hauled of 1,104 and 7,715,000, respectively were also comparable to the third quarter of the prior year.

                        ---------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

                  Industrial Sands. Net sales for the Registrant's Industrial Sands segment decreased by $454,000, or 3.5%, to $12,724,000 for the third quarter of 1998, compared with $13,178,000 for the same period of 1997. The decline in net sales is attributable to decreased shipments, principally due to softness in oil prices and related oil field demand. The overall decrease in net sales and tonnage was partially offset by the addition of the Colorado Silica operations and the strong performance of the segment's Orange County operations.

                  Lime and Limestone. Net sales for the Registrant's Lime and Limestone segment include the operations of Port Inland, Global Stone and Filler Products as of their respective purchase dates of April 28, May 22 and August 31, 1998 and totaled $40,575,000 for the third quarter of 1998.


Cost of Goods Sold and Operating Expenses
-----------------------------------------

                  Marine Transportation. Operating expenses for the Marine Transportation segment totaled $20,695,000 for the three months ended September 30, 1998, compared with $20,908,000 for the same period in 1997, a decrease of $213,000, or 1.0%. Operating expenses as a percentage of operating revenues remained comparable at 63.6% and 64.5% during the third quarters of 1998 and 1997, respectively.

                  Industrial Sands. As a result of the overall decrease in volumes, cost of goods sold for the Industrial Sands segment decreased $442,000, or 5.4%, to $7,786,000 for the third quarter of 1998 from $8,229,000 for the same period in 1997. Cost of goods sold as a percentage of net sales were comparable at 61.2% for the third quarter of 1998 compared with 62.4% for the same period of 1997.

                  Lime and Limestone. Cost of goods sold for the Lime and Limestone segment totaled $26,104,000, or 64.3% of net sales, for the third quarter of 1998.


Depreciation, Depletion and Amortization
----------------------------------------

                  As a result of the 1998 acquisitions, depreciation, depletion and amortization expense increased to a level of $7,849,000 for the third quarter of 1998 compared with $2,907,000 for the same period of 1997. Of this increase, $4,762,000 relates to the acquisitions of Global Stone, Port Inland, Colorado Silica and Filler Products.


General, Administrative and Selling Expenses
--------------------------------------------

                  As a result of the acquisitions previously described, total general, administrative and selling expenses increased $3,683,000 to $7,026,000 for third quarter of 1998 compared with $3,343,000 for the same period of 1997. As a percentage of total revenues, general, administrative and selling expenses increased from 7.3% in the third quarter of 1997 to 8.2% in the third quarter of 1998.

                        ---------------------

                THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO
                      THREE MONTHS ENDED SEPTEMBER 30, 1997

Income From Operations
----------------------

                  Marine Transportation. Income from operations for the Registrant's Marine Transportation segment was $8,530,000 for the third quarter of 1998 compared with $8,527,000 for the third quarter of 1997.

                  Industrial Sands. Income from operations for the Industrial Sands segment declined $403,000 to $2,497,000 for the third quarter of 1998 compared with $2,900,000 for the same period of 1997.

                  Lime and Limestone. The acquisitions of Port Inland, Global Stone and Filler Products contributed $5,918,000 to income from operations for the third quarter of 1998.

                  Corporate and Other. Certain cost of goods sold and general and administrative expenses are not allocated to the business segments. Accordingly, Corporate and Other operations recognized a loss from operations of $1,208,000 and $1,216,000 for the three month periods ended September 30, 1998 and 1997, respectively.

Other
-----

                  Interest, dividends and other income increased $161,000 during the third quarter of 1998. Interest expense for the third quarter of 1998 increased $6,615,000 to $7,441,000 in the third quarter of 1998 compared with $827,000 for the same period of 1997. The increase in interest expense is principally the result of increased debt levels and the amortization of financing costs related to the Global Stone, Port Inland and Filler Products acquisitions.


                              YEAR 2000 COMPLIANCE

         The Registrant continues to address the impact of the Year 2000 issue on its business. This issue affects computer systems that have date-sensitive programs that may not properly recognize the year 2000. Specifically, with respect to the Registrant, this issue affects not only the computer software and hardware but also machines and equipment used in production that contain embedded computer chips.

         The Registrant has reviewed and assessed its information system hardware, business system software, production system hardware and other systems and technology used in its business operations. Based on this review and assessment, the Registrant believes that the majority of its internal systems are Year 2000 compliant. The Registrant expects to complete its internal Year 2000 remediation efforts by March 31, 1999 with the implementation of a new order processing system for both the Industrial Sands and Lime and Limestone business segments.

         As part of its Year 2000 program, the Registrant has also made efforts to determine and assess the Year 2000 compliance status of third parties with which it does business. During 1997, the Registrant sent a detailed questionnaire to its customers, suppliers, financial institutions and others to obtain information relating to the status of such third parties with respect to Year 2000 issues. Of the total questionnaires sent out, 80 percent of these third parties have returned their questionnaires to the Registrant. The Registrant is following up on the balance of the questionnaires not returned. Based upon its review of the returned questionnaires, the Registrant does not believe that it will experience material disruption of its operations as a result of third parties Year 2000 noncompliance. In addition, since sending the questionnaires, the Registrant has maintained ongoing correspondence with its suppliers regarding Year 2000 issues and placed particular emphasis on determining the Year 2000 readiness of its critical suppliers.

         Due to the uncertainties associated with Year 2000 problems, the Registrant has developed a contingency plan to use manual entry in its accounting and order entry system in the event that its business or operations are disrupted as of January 1, 2000.

         The Registrant expects to incur total expenditures of approximately $175,000 in connection with its Year 2000 remediation efforts. To date, the Registrant has incurred approximately $80,000 in expenses relating to its Year 2000 issues and expects to incur an additional $95,000 during the remainder of 1998 and 1999. The Registrant believes that the cost of its remediation will not have a material impact on the Registrant's consolidated results of operations or financial condition.

         The date on which the Registrant believes it will complete its Year 2000 compliance efforts and the expenses related to the Registrant's Year 2000 compliance efforts are management's best estimates, which are based on assumptions of future events, including the availability of certain resources, third party modification plans and other factors. There can be no assurances that these results and estimates will be achieved, and the actual results could materially differ from those anticipated. A specific factor that might cause such material differences is the ability to locate and correct all relevant computer codes. In addition, there can be no assurances that the systems or products of third parties on which the Registrant relies will be timely converted or that a failure by a third party, or a conversion that is incompatible with the Registrant's systems, would not have a material adverse effect on the Registrant.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
-------  ----------------------------------------
           ABOUT MARKET RISK
           -----------------

           Not applicable.

PART II.  OTHER INFORMATION
---------------------------

ITEM 5. OTHER INFORMATION
-------------------------

(a) The Registrant's proxies for its 1999 Annual Meeting of Stockholders will confer discretionary authority to vote on any matter if the Registrant does not receive timely written notice of such matter in accordance with Section 46 of the Registrant's By-Laws. In general,
         Section 46 provides that, to be timely, a stockholder's notice of business requested to be brought before an annual meeting of stockholders must be delivered to or mailed and received at the principal executive offices of the Registrant not less than 60 nor more than 90 days prior to the annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------
(a)

------------------------------------------------------------------------------------------------------------
10.1                                 First Amendment Agreement to        Filed herewith as Exhibit 10.1
                                     previously filed Credit Agreement
                                     dated as of May 15, 1998 among
                                     Oglebay Norton Company, as
                                     Borrower, various financial
                                     institutions, as Banks and
                                     KeyBank National Association, as
                                     Agent
------------------------------------------------------------------------------------------------------------
10.2                                 Second Amendment Agreement to       Filed herewith as Exhibit 10.2
                                     previously filed  Credit Agreement
                                     dated as of May 15, 1998 among
                                     Oglebay Norton Company, as
                                     Borrower, various financial
                                     institutions, as Banks and KeyBank
                                     National Association, as Agent
------------------------------------------------------------------------------------------------------------
Financial Exhibits
------------------------------------------------------------------------------------------------------------

(b) See Part II item 6(b) of the Registrant's quarterly report for the Period ended June 30, 1998.

                                   SIGNATURES


                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                      OGLEBAY NORTON COMPANY


DATE: November 16, 1998                         By:   /s/ David H. Kelsey
                                                      -------------------------
                                                         David H. Kelsey
                                                       Vice President and
                                                     Chief Financial Officer